Form 10QSB
period 2000-06-30
CLEAN ENERGY COMBUSTION SYSTEMS INC
filed 2000-08-15
CIK 1096013

    As filed with the Securities and Exchange Commission on August 14, 2000

================================================================================

                       Securities And Exchange Commission
                             Washington, D.C. 20549

                               _________________

                                 FORM 10--Q/SB
                               _________________
(Mark One)

[x] Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934 For The Six-month Period Ended June 30, 2000; Or

[ ]  Act Of 1934 For The Transition Period From          To
                                                --------    --------
Commission File No. 333-88207




                     CLEAN ENERGY COMBUSTION SYSTEMS, INC.
            (Exact name of registrant as specified in its charter)



          Delaware                                        98-0211550
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)




           7087 MacPherson Avenue, British Columbia, Canada V5J 4N4
              (Address of principal executive offices) (Zip Code)



      Registrant's telephone number, including area code:  (604) 435-9339


Indicate by check mark whether the registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registration was required to file such Reports), and (2) has been subject to such filing
requirements for the past 90 days:   Yes [x]  No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

9,643,750 shares of common stock, par value $0.0001 per share, as of August 13, 2000

================================================================================

                     CLEAN ENERGY COMBUSTION SYSTEMS, INC.
                       QUARTERLY REPORT ON FORM 10--Q/SB

                               TABLE OF CONTENTS

                                                                                                                      Page
                                                                                                                      -----
PART I.   FINANCIAL INFORMATION.....................................................................................    1

ITEM 1.   FINANCIAL STATEMENTS......................................................................................    1
          Consolidated Balance Sheet................................................................................    1
          Consolidated Statement Of Operations......................................................................    2
          Consolidated Statement Of Deficiency In Assets............................................................    4
          Consolidated Statement Of Cash Flows......................................................................    5
          Notes To Consolidated Financial Statements................................................................    6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.....................    11
          General...................................................................................................    11
          Overview..................................................................................................    11
          Results Of Operations.....................................................................................    12
          Liquidity And Capital Resources...........................................................................    13
          Other Matters.............................................................................................    14
          Uncertainties And Other Factors That May Affect Our Future Results And Financial Condition................    14

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK................................................    26
          Currency Fluctuations.....................................................................................    26
          Interest Rate Fluctuations................................................................................    27

ITEM II   OTHER INFORMATION.........................................................................................    27

ITEM 1.   LEGAL PROCEEDINGS.........................................................................................    27

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.................................................................    27

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES...........................................................................    27

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......................................................    27

ITEM 5.   OTHER INFORMATION.........................................................................................    27

ITEM 6.   EXHIBITS..................................................................................................    27
          Exhibits..................................................................................................    27
          Reports on Form 8--K......................................................................................    27

                        PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

CLEAN ENERGY COMBUSTION SYSTEMS, INC.
(a development stage enterprise)

Consolidated Balance Sheet
(expressed in U.S. dollars)
(unaudited)
-------------------------------------------------------------------------------


                                                                                             June 30,            December 31,
                                                                                               2000                  1999
                                                                                          --------------        --------------
Assets

Current Assets:
 Cash and cash equivalents                                                                 $       --           $    26,414
 Short term investments                                                                            --                10,000
 Accounts receivable and prepaid expenses                                                       20,186               21,261
 Advances to an affiliated company (note 3)                                                     51,191               52,514
------------------------------------------------------------------------------------------------------------------------------
Total Current Assets                                                                            71,377              110,189

Patents                                                                                         19,033               11,427

Property And Equipment (note 4)                                                                 66,102               43,429
------------------------------------------------------------------------------------------------------------------------------
Total Assets..................................................................             $   156,512          $   165,045
------------------------------------------------------------------------------------------------------------------------------

Liabilities

Current:
 Bank overdraft                                                                            $     4,794          $        --
 Accounts payable                                                                               19,633               23,297
 Accrued liabilities                                                                            24,973               11,458
 Current payroll taxes                                                                          13,498               11,620
 Advances from related parties (note 5)                                                        692,842              254,572
------------------------------------------------------------------------------------------------------------------------------
Total Current liabilities                                                                      692,842              300,947
==============================================================================================================================

Going Concern (note 1(b))

Deficiency In Assets

Stockholders' Equity
 Authorized (note 6):
  Preferred stock; par value $0.0001 per share, 1,000,000 shares
  Common stock; par value $0.0001 per share, 15,000,000 shares
 Issued (note 6):
  Series "A" convertible preferred stock; $1 per share liquidation
   preference, 1,000 shares issued and outstanding                                                   1                    1
  Series "B" convertible preferred stock; $2 per share liquidation
   preference; 250,001 shares issued and outstanding                                               250                  250
  Common stock, 9,643,750 shares issued and outstanding                                            964                  964
Additional paid-in capital                                                                     503,287              502,287
Accumulated Deficit                                                                         (1,040,832)            (639,404)
------------------------------------------------------------------------------------------------------------------------------
Total Deficiency In Assets....................................................                (536,330)            (135.902)
------------------------------------------------------------------------------------------------------------------------------

Total Liabilities And Deficiency In Assets....................................             $   156,512          $   165,045
==============================================================================================================================

          See accompanying notes to consolidated financial statements

CLEAN ENERGY COMBUSTION SYSTEMS, INC.
(a development stage enterprise)

Consolidated Statement Of Operations
(expressed in U.S. dollars)
(unaudited)

-----------------------------------------------------------------------------------------------------------------------------------


                                                                                                                           March 1,
                                                                                                                             1999
                                                 Three months ended June 31,          Six months ended June 30,            June 30,
                                                 ---------------------------          -------------------------
                                                                                                                             2000
                                                    2000             1999              2000             1999           (cumulative)
                                                 ----------       ----------        ----------       ----------        ------------

Administration Expenses
 Accounting                                    $     4,261       $     5,086       $     4,261       $     9,718       $    26,337
 Wages and benefits                                 53,959            39,680           100,094            81,589           257,605
 Amortization                                        6,061             2,875            10,641             3,752            19,442
 Communications                                      1,929             1,613             4,033             3,433            11,734
 Foreign exchange loss                              (3,307)            5,687             4,975             5,956            13,560
 Interest                                           11,966             3,062            19,237             3,062            25,098
 Legal                                              10,610            17,233            23,583            49,189            93,033
 Marketing                                          25,564            13,537            47,498            31,569           126,689
 Occupancy                                           8,613             8,458            17,686            15,457            48,906
 Office and miscellaneous                            4,402             2,777             9,564             6,292            25,145
 Transfer agent fees                                    --             1,542             3,027             1,542            15,417
------------------------------------------------------------------------------------------------------------------------------------
Total Administration Expenses                     (124,058)         (101,550)         (244,599)         (211,558)         (662,966)
------------------------------------------------------------------------------------------------------------------------------------

Research And Development Expenses
 Wages and benefits                                 55,317            48,179           108,501            91,356           304,923
 Development                                        35,194             7,590            48,328            12,305            72,943
------------------------------------------------------------------------------------------------------------------------------------
Total Research And Development Expenses             90,511             5,769           156,829           103.661           377,866
------------------------------------------------------------------------------------------------------------------------------------


Total Expenses And Net Loss For The Period     $  (214,569)      $  (157,319)      $  (401,428)      $  (315,220)      $(1,040,832)
------------------------------------------------------------------------------------------------------------------------------------


Basic And Diluted Loss Per Share (note 2(j))   $     (0.02)      $     (0.02)      $     (0.04)      $     (0.05)
------------------------------------------------------------------------------------------------------------------------------------


Weighted Average Shares Outstanding              9,643,750         9,643,750         9,643,750         9,429,167
------------------------------------------------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements

CLEAN ENERGY COMBUSTION SYSTEMS, INC.
(a development stage enterprise)

Consolidated Statement Of Deficiency In Assets
(expressed in U.S. dollars)
(unaudited)

-----------------------------------------------------------------------------------------------------------------------------------




                                      Series "A"         Series "B"
                                     Convertible        Convertible
                                   Preferred Stock    Preferred Stock        Common Stock      Additional                   Total
                                   ---------------   -----------------     -----------------     Paid-in                 Deficiency
                                   Shares  Amount    Shares     Amount     Number     Amount     Capital       Deficit    In Assets
                                   ------  ------    ------     ------     ------     ------     -------       -------  -----------
 Issued on incorporation           1,000    $  1         --     $ --    9.643,750     $964     $    535       $     --    $   1,500
 Private placement                    --      --     250,001     250           --       --      500,002             --      500,002
 Issue of options to consultant       --      --          --      --           --       --        2,000             --        2,000
 Net loss                             --      --          --      --           --       --           --       (639,404)    (639,404)
------------------------------------------------------------------------------------------------------------------------------------
 Balance -- December 31, 1999      1,000       1    250,001      250    9.643,750      964      502,287       (639,404)    (135,902)



 Issue of options to consultant       --      --         --       --           --       --        1,000             --        1,000
 Net loss                             --      --         --       --           --       --           --       (401,428)    (401,428)
------------------------------------------------------------------------------------------------------------------------------------

 Balance -- June 30, 2000          1,000    $  1    250,001    $ 250    9.643,750    $ 964    $ 503,287    $(1,040,832)   $(536,330)
====================================================================================================================================




          See accompanying notes to consolidated financial statements

CLEAN ENERGY COMBUSTION SYSTEMS, INC.
(a development stage enterprise)

Consolidated Statement Of Cash Flows
(expressed in U.S. dollars)
(unaudited)

-----------------------------------------------------------------------------------------------------------------------------------


                                                                                                          Jan. 1, 1999
                                                                                                         (inception) to
                                                                            Six months ended June 30,     June 30, 2000
                                                                        -----------------------------
                                                                            2000             1999          (cumulative)
                                                                        ----------        ----------      -------------
Operating Activities
  Net operating expenses for the period                                 $  (401,428)     $  (315,220)      $(1,040,832)
  Adjustments to reconcile total operating expenses to net
    cash utilized in operating activities:
      Amortization                                                           10,642            3,752            19,443
      Non-cash consulting expense                                             1,000               --             3,000
      Change in operating assets and liabilities:
         Accounts receivable and prepaid expenses                             1,075           (8,037)          (20,186)
         Accounts payable                                                    (3,664)          13,833            19,633
         Accrued liabilities                                                 13,515               --            24,973
         Payroll taxes                                                        1,878           12,002            13,498
------------------------------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                      (376,982)        (293,670)         (980,471)
------------------------------------------------------------------------------------------------------------------------------------


Investing Activities
   Purchase of short-term investment                                         10,000         (102,529)               --
   Purchase of patents                                                       (7,607)              --            19,034
   Purchase of property and equipment                                       (33,315)         (40,902)           85,545
------------------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                       (30,922)        (143,331)         (104,579)
------------------------------------------------------------------------------------------------------------------------------------


Financing Activities
   Advances to an affiliated company                                          1,323          (51,807)          (51,191)
   Proceeds from long-term obligations                                      378,158               --           619,441
   Proceeds from advances from related parties                               (2,785)          11,359            10,504
   Proceeds from the sale of common stock                                        --            1,000             1,000
   Proceeds from the sale of series "A" convertible
    preferred stock                                                              --              500               500
   Proceeds from the sale of series "B" convertible
    preferred stock                                                              --          500,002           500,002
------------------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                   376,696          461,054         1,080,256
------------------------------------------------------------------------------------------------------------------------------------


Net Increase (Decrease) In Cash And Cash Equivalents                        (31,208)         (23,953)           (4,794)

Cash (Bank Overdraft) And Cash Equivalents At
 Beginning Of Period                                                         26,414               --                --
------------------------------------------------------------------------------------------------------------------------------------


Cash (Bank Overdraft)And Cash Equivalent At
 End of Period                                                          $    (4,794)       $  23,953         $  (4,794)
------------------------------------------------------------------------------------------------------------------------------------


          See accompanying notes to consolidated financial statements

CLEAN ENERGY COMBUSTION SYSTEMS, INC.
(a development stage enterprise)

Notes To Consolidated Financial Statements
(expressed in U.S. dollars)
(unaudited)
--------------------------------------------------------------------------------

1.  Organization And Operations

    (a)  Our Company

         Clean Energy Combustion Systems, Inc. ("we," "our company" or "Clean Energy") was incorporated under the laws of the State of Delaware and organized and commenced its operations on March 1, 1999. These financial statements also reflect select pre-organization transactions and commitments incurred between January 1, 1999 and the date of incorporation on March 1, 1999, that were accepted by the board of directors of Clean Energy in connection with its organization as obligations of our company.

    (b)  Our Business

         Clean Energy was formed for the specific purpose of acquiring exclusive world-wide license rights entitling us to design, engineer, manufacture, market, distribute, license and otherwise commercially exploit two innovative, patented "burner" technologies, our pulse blade combustion or "PBC" technology and our diesel fuel combustion technology. Clean Energy acquired these technologies through the purchase of two licenses in the amount of $10 each from founding shareholders of our company.

         Since we have not generated operating revenues to date, we should be considered a development stage enterprise. Clean Energy has incurred losses from inception totalling $1,040,832 and has a working capital deficiency of $621,465 and does not currently have the financial resources to complete its business plan. Our ability to continue as a going concern will be dependent upon our ability to attain future profitable operations and to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. External financing, predominately in the short-term by loans from affiliated parties and in the longer-term through the issuance of common stock to the public will be sought to finance development of our products; however, there can be no assurance that sufficient funds will be raised.

         Our objective is to enter into licensing, royalty, joint venture, or manufacturing agreements with established national and international heat transfer industry manufacturers.

2.  Significant Accounting Policies

    (a)  Basis Of Presentation

         We have prepared these consolidated financial statements in accordance with accounting principles generally accepted in the United States for interim financial reporting. While these financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to our consolidated financial statements for our fiscal year ended December 31, 1999 included in Clean Energy's registration statement on form SB-2 (amendment no. 3).

    (b)  Consolidation

         We have consolidated the accounts of our wholly owned subsidiary with those of Clean Energy in the course of preparing these consolidated financial statements. All significant intercompany balances and transactions amongst Clean Energy and its subsidiary have been eliminated as a consequence of the consolidation process, and are therefore not reflected in these consolidated financial statements.

    (c)  Estimates And Assumptions

         The preparation of these consolidated financial statements in conformity with generally accepted accounting principles in the United States requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of these consolidated financial statements and the reported amount of revenues and expenses during the reporting periods. Actual results may differ from those estimates.

    (d)  Cash And Cash Equivalents

         Cash and cash equivalents consist of cash on hand, funds on deposit and short-term investments with an original maturity of 90 days or less.

    (e)  Short-Term Investments

         Short-term investments consist of term deposits with a one year maturity. These investments are cashable and can be drawn on at any time.

    (f)  Patents

         Costs related to the acquisition of patents are capitalized in the accounts and are amortized on a straight-line basis over the shorter of the estimated life of the technology and the life of the patent commencing the first quarter following acquisition, which is 20 years. The costs of servicing our patents are expensed as incurred. Clean Energy assesses potential impairment of patents by measuring the expected net recovery based on cash flows from products based on these rights on an annual basis. These capitalized costs are valued at the lower of amortized cost and net recoverable amount.

    (g)  Property And Equipment

         We state property and equipment at cost, and then record amortization on these assets on a straight line basis over their respective estimated service lives as follows:

               Furniture and fixtures       20%

               Communications equipment     30%

               Computer equipment           30%

               Computer software            50%

               Lab equipment                20%

               Leasehold improvements       20%

    (h)  Impairment Of Long-Lived Assets And Long-Lived Assets To Be Disposed Of

         We evaluates our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets or intangibles may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the assets. If any assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

    (i)  Foreign Currency Translation

         We use the United States dollar as our reporting currency, although Clean Energy and our subsidiary maintain Canadian denominated accounts for some matters and also periodically engage in transactions using Canadian currency. For purposes of preparing these financial statements, foreign currency monetary assets and liabilities are translated into U.S. dollars at the exchange rates in effect at the balance sheet date. Other balance sheet items and revenues and expenses are translated at the rates prevailing on the respective transaction dates. Translation gains and losses are included in income.

    (j)  Basic And Diluted Loss Per Common Share

         Our basic loss per share is computed in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share," ("SFAS No. 128"), by dividing the net loss for the period attributable to holders of our common stock by the weighted average number of shares of our common stock outstanding for the period. Our diluted loss per share is computed, also in accordance with SFAS No. 128, by including the potential dilution that could occur if holders of our dilutive securities were to exercise or convert these securities into our common stock. Common stock equivalent shares are excluded from the computation if their effect is anti-dilutive. Common stock equivalent shares consist of the common shares issuable upon the conversion of the convertible loan notes and special warrants (using the if-converted method) and incremental shares issuable upon the exercise of stock options and share purchase warrants (using the treasury stock method).

    (k)  Stock-based compensation

         We account for stock-based compensation using the intrinsic value based method whereby compensation cost is recorded for the excess, if any, of the quoted market price of the common share over the exercise price at the date granted for all common stock options. No compensation cost has been recorded for any period under this method.

    (l)  Recent pronouncements

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as subsequently amended by SFAS No. 137,which established accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value for fiscal quarters of fiscal years beginning after June 15, 2000. Our management has not had the opportunity to evaluate the impact of SFAS Nos. 133 and 137 on our consolidated financial position, results of operations or cash flows.

3.  Advances To An Affiliated Company

    During fiscal 1999, Clean Energy advanced Cdn. $75,794 (U.S. $ 51,191) to a company controlled by shareholders in common. These advances are non-interest bearing, are repayable in Canadian dollars and have no specific terms of repayment.

4.  Property And Equipment

    Summarized below are our capitalized costs for property and equipment as of June 30, 2000 and December 31, 1999:


                                                                                                   As of
                                                                                  ----------------------------------------
                                                                                    June 30,                  December 31,
                                                                                      2000                       1999
                                                                                  -----------                 ------------

Furniture and fixtures................................................            $  7,622                     $ 1,743
Communications equipment..............................................               6,122                       5,743
Computer equipment....................................................              22,187                      13,101
Computer software.....................................................               3,784                       2,476
Lab equipment.........................................................              35,038                      24,005
Leasehold improvements................................................              11,727                       5,462
                                                                                  --------                    --------
 Property and equipment...............................................              86,478                      52,530
Less accumulated depreciation and amortization........................             (20,376)                     (9,101)
                                                                                  --------                    --------
 Net property and equipment...........................................            $ 66,102                     $43,429
                                                                                  ========                    ========

5.  Advances From Related Parties

    (a)  Advance From Related Company

         During the six-month interim period ended June 30, 2000, Clean Energy received advances of $10,503 (Cdn $15,552) (December 31, 1999 - $13,289
         (Cdn. $19,552)) from a company controlled by shareholders in common. The advances bear interest at the rate of 8.75% per annum are repayable in Canadian dollars, and have no specific terms of repayment.

    (b)  Advance From Shareholder

         As at June 30, 2000, Clean Energy had borrowed $619,441 (Cdn. $917,144) (December 31, 1999-$241,283(Cdn $355,000)) from a significant shareholder. The loan bears interest at Canadian prime rate plus 2% per annum and is repayable in Canadian dollars at such time as Clean Energy raises the sum of Cdn. $750,000 (U.S. $520,000) through equity, debt, joint-venture financing or product revenues, or any combination thereof, but no later than August 10, 2000.

         The holder of the loan has the right to covert any portion of the principal amount and all interest into common shares at the conversion rate of $2.00 per share.

6.  Share Capital And Stock Options

    (a)  Series "A" Preferred Stock

         Our series "A" preferred stock is non-voting and is convertible into one share of common stock at the option of the holder at any time. Clean Energy requires the affirmative consent of a majority of all outstanding series "A" preferred shares in order to take any of the following actions: our liquidation or dissolution, the sale of our principle assets, our merger or consolidation with another company, our declaration of a dividend, making any changes in our authorized capital stock or issuing additional preferred shares. Should our common stock be accepted for listing on The New York Stock Exchange or The American Exchange or accepted for quotation on Nasdaq, all outstanding series "A" preferred shares will automatically convert into common stock on a one for one basis once our common stock has been actively traded on that exchange or market for a two year continuous period. In the event of the voluntary or involuntary liquidation, dissolution or winding up of our company, our series "A" preferred stockholders will be entitled to an amount equal to $1 per share, but after payment has been made to all series "B" preferred stockholders.

         Clean Energy designated and issued 1,000 shares of series "A" preferred stock on incorporation.

    (b)  Series "B" Preferred Stock

         Our series "B" preferred stock is voting and is entitled to participate in dividends with our common stock. Clean Energy requires the affirmative consent of a majority of all outstanding series "B" preferred shares in order to take any of the following actions: making any changes in our authorized capital stock or issuing additional preferred shares. Our series "B" preferred stock is convertible at the option of the holder, at any time, into one share of common stock. Should our common stock be accepted for listing on The New York Stock Exchange or The American Exchange or accepted for quotation on Nasdaq, all outstanding series "B" preferred shares will automatically convert into common stock on a one for one basis. In the event of the voluntary or involuntary liquidation, dissolution or winding up of our company, our series "B" preferred stockholders will be entitled to an amount equal to $2 per share before any payment will be made or any assets distributed to the holders of series "A" preferred stock, common stock, or any other junior equity security.

         During the period ended June 30, 1999, Clean Energy designated 500,000 preferred shares as series "C" preferred stock and issued, pursuant to a private placement, 250,001 shares of series "B" preferred stock for gross proceeds of $500,002.

    (c)  Series "C" Preferred Stock

         Our series "C" preferred stock is voting and is entitled to participate in dividends with shares of common stock. Clean Energy requires the affirmative consent of a majority of all outstanding series "C" preferred shares in order to take any of the following actions: making any changes in our authorized capital stock ; issuing additional preferred shares, declaring any dividends and redeeming or purchasing any series "C" preferred shares. Our series "C" preferred stock is convertible at the option of the holder, at any time, into one share of common stock. Should our common stock be accepted for listing on The New York Stock Exchange or The American Exchange or accepted for quotation on Nasdaq, all outstanding series "C" preferred shares will automatically convert into common stock on a one for one basis. In the event of the voluntary or involuntary liquidation, dissolution or winding up of our company, our series "C" preferred stockholders will be entitled to an amount equal to the stated value or issuance cost before any payment will be made or any assets distributed to the holders of our series "A" preferred stock, series "B" preferred stock, common stock, or any other junior equity security.

         During the period ended December 31, 1999, Clean Energy designated 500,000 preferred shares as series "C" preferred stock. As at June 30, 2000, there were no series "C" preferred stock outstanding.

    (d)  Common Stock

         Clean Energy has issued 9,643,750 shares of common stock on incorporation.

    (e)  Common Stock Purchase Options

         Clean Energy has granted to executive officers and key employees non-qualified stock options to purchase an aggregate of 320,000 common shares at an exercise price of $2.00. These options vest equally annually over a five year period and each annual vesting portion expires five years subsequent to the vesting date. No stock options have been exercised as at June 30,2000.

    (f)  Common Stock Purchase Warrants

         Clean Energy has issued 36,000 share purchase warrants as additional consideration pursuant to a public relations services agreement pursuant to which the holder is given the right to purchase 36,000 common shares at $2.00 per share. The right to exercise these warrants vests in equal monthly instalments over a 24 month period, and each instalment lapses five years after date of vesting. As at June 30, 2000, 15,000 shares have vested and none have been exercised. During the first six months of fiscal 2000, Clean Energy recorded an expense of $2,000 in relation to this agreement.

7.  Subsequent Event

    As at June 30,2000, Clean Energy had borrowed Cdn. $917,144 (U. S $619,441) from a significant shareholder. On August 5, 2000, the holder advised Clean Energy that he intended pursuant to the terms of the underlying promissory note to convert the current balance of loan into common shares at the conversion rate of $2.00 per share.

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

General

The following discussion of our consolidated financial condition and the results of operations should be read in conjunction with our consolidated financial statements and the notes to our consolidated financial statements included in
Part I, Item 1, of this report. The information set forth below in this report is current as of the date of this report, August 13, 2000, unless an earlier or later date is indicated. All references to "dollars" in this report refer to United States, or U.S., dollars unless specific reference is made to Canadian, or Cdn., dollars. For information relative to currency conversion, see note 2(i) to our consolidated financial statements. The rate of exchange of Canadian dollars to United States dollars as of June 30, 2000, was Cdn. $1.4806 to U.S. $1.

Overview

Clean Energy Combustion Systems, Inc. ("we," "our company" or "Clean Energy") is a development stage enterprise formed on March 1, 1999, for the specific purpose of acquiring exclusive world-wide license rights entitling us to design, engineer, manufacture, market, distribute, license and otherwise commercially exploit two innovative patented "burner" technologies, our pulse blade combustion technology and our diesel fuel combustion technology. Both of these technologies have completed the primary development stage and are in a position to be commercially exploited. Our objective is to enter into licensing, royalty, joint venture or manufacturing agreements with established national and international heat transfer industry manufacturers which will result in the introduction of a variety of different burner units based upon our technology into various selected market segments. We have no revenues to date, nor have we entered into any revenue producing contracts to date, although we are currently working on a number of proto-types under several proposal requests which could lead to revenue producing contracts over the next four to six months.

For additional and more detailed information relating to our company and our business, see our registration statement on form SB-2 (amendment no. 3).

Results Of Operations

Operating Revenues

We had no revenues for our six-month interim fiscal periods ended June 30, 2000 and June 30, 1999.

Operating Loss

-  First Six Months Of Fiscal 2000 As Compared To First Six Months Of Fiscal
   1999

   We incurred an operating loss of $401,428 for the first six months of fiscal 2000, as compared to $315,220 for the first six months of fiscal 1999, representing a $86,208, or 27.3%, overall increase

   The 27.3% increase in our operating loss for the first six months of fiscal 2000 over the first six months of fiscal 1999 was primarily attributable to the following changes in costs and expenses:

   . a $33,040, or 15.6%, increase in administration expense from $211,559 to $244,599; and

   . a $53,168, or 51.3%, increase in research and development expense from $103,661 to $156,829.

   The $86,208 increase in administration expense for the first six months of fiscal 2000 over the first six months of fiscal 1999 was primarily attributable to across-the-board net increases in costs to support our increased level of business activities for the first six months of fiscal 2000, the most significant of which were increases of $18,505 in wages and benefits, $16,175 in interest payments and $15,929 in marketing costs, partially offset by a $25,606 decline in legal fees.

   Research and development expense generally relates to the cost--including allocable salaries--to develop, improve and test our burner systems and related components. The $53,168 increase in research and development expense for the first six months of fiscal 2000 over the first six months of fiscal 1999 was principally attributable to the cost of materials and equipment associated with additional research and development efforts.

-  Second Quarter Of Fiscal 2000 As Compared To Second Quarter Of Fiscal 1999

   We incurred an operating loss of $214,569 for the second quarter of fiscal 2000, as compared to $157,319 for the second quarter of fiscal 1999, representing a $57,250, or 36.4%, overall increase.

   The 36.4% increase in our operating loss for the first six months of fiscal 2000 over the first six months of fiscal 1999 was primarily attributable to the following changes in costs and expenses:

   . a $22,508, or 22.2%, increase in administration expense from $101,550 to $124,058; and

   . a $34,742, or 62.3%, increase in research and development expense from $55,769 to $90,511.

   The $22,508 increase in administration expense for the second quarter of fiscal 2000 over the second quarter of fiscal 1999 was primarily attributable to across-the-board net increases in costs to support our increased level of business activities for the second quarter of fiscal 2000, the most significant of which were increases of $14,279 in wages and benefits, $8,904 in interest payments and $12,027 in marketing costs, partially offset by a $6,623 decline in legal fees.

   The $34,742 increase in research and development expense for the second quarter of fiscal 2000 over the second quarter of fiscal 1999 was principally attributable to the cost of materials and equipment associated with additional research and development efforts.

Liquidity And Capital Resources

-  Sources of Cash

   Our cash flow requirements from our inception through June 30, 2000 were funded from the following sources:

   . $108,888 in short-term advances from one of our stockholders, BO Tech Burner Systems Ltd.;

   . $500,000 in gross proceeds from a private placement of series "B" preferred stock which closed on April 6, 1999, and

   .  $619,441 in short-term advances by one of our directors, Mr. R. Dirk
      Stinson.

   We repaid the $108,888 short term advance to BO Tech Burner Systems Ltd. in June, 1999, together with interest of $3,437 accrued a the rate of 8.75%.

   The $619,441 was advanced by Mr. Stinson under a promissory note in the original amount of $50,000 dated August 8, 1999. This note requires our company to repay the $50,000, plus any additional amounts Mr. Stinson agrees to advance to our company ($569,441 as of June 30, 2000), plus interest accrued on these amounts at the rate of prime plus 2% per annum, by August 10, 2000, or any earlier time we raise Cdn. $750,000 in equity, debt or joint-venture financing or product revenues. Mr. Stinson is also afforded the right under the note to convert any portion of the outstanding indebtedness under the note into our common stock at any time at the conversion rate of one share of common stock per $2.00 of indebtedness. On August 5, 2000, Mr. Stinson advised Clean Energy that he intended to convert the current balance of loan into common shares pursuant to the terms of the promissory note.

-  Cash Position and Sources And Uses Of Cash

   Our cash and cash equivalents position as of June 30, 2000 was $0, as compared to $26,414 as of December 31, 1999. Our cash position as of June 30, 1999 was $23,953, as compared to $0 as of March 1, 1999.

   The $31,208 decrease in our cash position as of June 30, 2000 as compared to December 31, 1999 was attributable to $376,982 in cash used in operating activities and $376,696 in cash generated by financing activities, partially offset by $30,922 in cash used in investing activities. The $23,953 increase in our cash position as of June 30, 1999 as compared to March 1, 1999 was attributable to $461,054 in cash raised through financing activities, partially offset by $293,670 in cash used in operating activities and $143,431 in cash used in investing activities.

   Our operating activities required cash in the amount of $376,982 for the first six months of fiscal 2000, as compared to cash requirements of $293,670 for the first six months of fiscal 1999. The $376,982 in cash used in operating activities for the first six months of fiscal 2000 reflected our net loss of $401,428 for that period, as decreased for non-cash deductions and a net increase in non-cash working capital balances. The $293,670 in cash used in operating activities for the first six months of fiscal 1999 reflected our net loss of $315,220 for that period, as decreased for non-cash deductions and a net increase in non-cash working capital balances.

   We used cash in the amount of $30,922 for investing activities for the first six months of fiscal 2000, as compared to $143,431 in cash used for investing activities for the first six months of fiscal 1999.

   The principal use of cash for the first six months of fiscal 2000 was to acquire property and equipment ($33,315), while the principal use of cash for the first six months of fiscal 1999 was to repay advances ($102,529) and to acquire property and equipment ($40,902).

   We raised $376,696 in cash from financing activities for the first six months of fiscal 2000, as compared to $461,054 in cash raised from financing activities for the first six months of fiscal 1999. The $376,696 in cash raised through financing activities for the first six months of fiscal 2000 was principally comprised of $378,158 funds advanced by a shareholder. The $461,054 in cash raised through financing activities for the first six months of fiscal 1999 was principally comprised of $500,002 in net proceeds from the private placement of series"B" preferred stock, partially offset by $51,807 in advances to a related company.

Other Matters

Foreign Exchange Fluctuations

We recorded a $4,975 foreign currency translation loss for the first six months of fiscal 2000 as an administration expense item on our statements of operations and deficiency in assets in consolidating our books for financial reporting purposes as a result of the fluctuation in United States--Canadian currency exchange rates during that period. We anticipate that our exposure to significant foreign currency gains or losses on our books will increase as we invest a greater portion of our United States-dollar denominated cash reserves into our Canadian operations and properties through intercompany advancements. We cannot give you any assurance that our future operating results will not be similarly adversely affected by currency exchange rate fluctuations. See Part I, Item 3, of this report captioned "Quantitative and Qualitative Disclosure About Market Risk," for a description of other aspects of our company that may be potentially affected by foreign exchange fluctuations.

Effect Of Inflation

We do not believe that our operating results were adversely affected during the first six months of fiscal 2000 or fiscal 1999 by inflation or changing prices.

Year 2000 Compliance

During fiscal 1999 we reviewed our internal computer systems and software products for Year 2000 problems, and found them to be generally Year 2000 compliant, and have had no Year 2000 complications as of the date of this report.

Uncertainties And Other Factors That May Affect Our Future Results And Financial Condition

Readers are urged to carefully review and consider the various uncertainties and risks which, in addition to uncertainties and risks presented elsewhere in this report, may affect our future results of operations or financial condition and an investment in our securities. These uncertainties and risks should also be considered in context with the various disclosures concerning our company and our business and uncertainties and risks that may affect our future results of operations or financial condition made in other reports we periodically file with the Securities and Exchange Commission, including the following fillings which we incorporate by reference into this report:

   .  our registration statement on form SB-2 (amendment no. 3);

   . any quarterly reports on form 10-Q/SB we may filed during the remainder of fiscal 2000, and

   .  any current reports on Form 8-K/SB we may file subsequent to this report.

Uncertainties and Risk Factors Generally Relating To Our Company And Our
Business

1. As a recently formed company with a limited operating history, we are subject to all the risks and issues inherent in the establishment and expansion of a new business enterprise, and our failure to address these risks and issues will adversely affect our ability to complete pending project proposals, introduce our products to the market, generate revenues and profits, and raise additional working capital

   We were only recently organized, on March 1, 1999, and have a limited operating history. We are, as a consequence, subject to all the risks and issues inherent in the establishment and expansion of a new business enterprise. Our failure to successfully address these risks would adversely affect our ability to:

     . complete our pending project proposals and introduce burner products using our technologies onto the market and to compete, with consequential delays in our ability to generate revenues and profits; and

     .  raise additional working capital.

   Our activities through the date of this report have been limited to:

     .  developing our business plan;

     .  obtaining license rights to our burner technologies;

     . establishing administrative offices and laboratory facilities; engaging administrative and research and development personnel; and

     . commencing work on various burner proto-types under pending proposals intended to lead to commercial contracts.

   Risks and issues inherent in the establishment and expansion of a new business enterprise which we face include, among others, problems of entering new markets, marketing new technologies, hiring and training personnel, acquiring reliable facilities and equipment, and implementing operational controls. In general, startup businesses are subject to risks and or levels of risk that are often greater than those encountered by companies with established operations and relationships. Startups often require significant capital from sources other than operations. The management and employees of startup business shoulder the burdens of the business operations and a workload associated with company growth and capitalization that is disproportionately greater than that for an established business. Our limited operating history makes it difficult, if not impossible, to predict future operating results. We cannot give you any assurance that we will successfully address these risks.

2. We have accumulated losses since our inception, and our continued inability to generate revenues and profits would adversely affect our ability to complete pending project proposals, introduce our products to the market and raise additional working capital, and could ultimately force us to suspend our operations and even liquidate our assets and wind-up and dissolve our company

   We are a developmental stage company since we have not commenced commercial sales of our burner technologies and have no revenues to date. Our failure to generate revenues and ultimately profits would:

     .  in the shorter-term, adversely affect our ability to:

      . complete our pending project proposals and introduce burner products using our technologies onto the market and to compete, with consequential delays in our ability to generate revenues and profits; and

   .  raise additional working capital; and

      . in the longer-term, force us to suspend our operations, and possibly even liquidate our assets and wind-up and dissolve our company.

   We do not anticipate that we will generate revenues for at least four to six months at the earliest, assuming that one or more of our pending projects lead to a commercial contract. We have, as a result of our lack of revenues, incurred operating losses in the amount of $1,040,832 from our inception in March 1999 through June 30, 2000, and we anticipate that we will continue to incur substantial operating losses for the foreseeable future, despite any revenues we may receive in the short-term from any of our pending projects, due to the significant costs associated with the development and marketing of our burner technologies. We cannot give you any assurance that we will generate revenues or profits in the near future or at all.

3. If we do not raise additional working capital funds to pay our operating and project expenses, we will not be able to sustain our operations, and may even be forced to liquidate our assets and wind-up and dissolve our company

   We currently have insufficient working capital to fund our projected operating and project costs for more than one month. Our inability to raise sufficient additional working capital in the near future would likely force us to suspend our operations, and possibly even liquidate our assets and wind-up and dissolve our company.

   Our operating expenses are currently being funded through advances made by one of our directors and principal stockholders, Mr. R. Dirk Stinson. Although Mr. Stinson has indicated his willingness to continue funding operations for the near future, has also advised us that he will have no obligation to make any further advances beyond any amounts he has previously extended should he at any time deem it inadvisable to do so.

   We anticipate that we will need to raise at least $700,000 to fund our projected operating and project costs over the next twelve months, and at least $2 million, including the $700,000 noted above, in additional working capital to fully implement our longer-term business plan and marketing strategies. We have no current arrangements for obtaining this additional capital other than our current relationship with Mr. Stinson, and will seek to raise this amount in one or more increments through contract advances, public or private sales of debt or equity securities, debt financing or short-term loans, or a combination of the foregoing. We cannot give you any assurance that we will be able to secure the additional capital we require to continue our operation at all, or on terms which will not be objectionable to our company or our stockholders, including substantial dilution or the sale or licensing of our technologies.

   Note number one to our financial statements states that if we do not raise sufficient capital there is a substantial doubt as to our ability to continue as a going concern. Our independent auditors, Deloitte & Touche LLP, stated in their report accompanying our financial statements for our fiscal year ended December 31, 1999 that they would be required to express a going concern opinion were our financial statements prepared in accordance with United States reporting standards for auditors.

4. We have not entered into any revenue-generating contracts to date, and our failure to enter into revenue-generating contracts would force us to suspend our operations, and possibly even liquidate our assets and wind-up and dissolve our company

   Although we are working on proto-types under several pending proposals, we have not entered into any revenue-generating contracts to date, and our ability to do so will be dependent in primary part upon our ability to satisfactorily complete the proto-types, to raise sufficient capital to fund these efforts, and to otherwise successfully implement our various market strategies under our business plan. Our failure to enter into any revenue-generating contracts would:

        .  in the shorter-term, adversely affect our ability to:

            . complete other pending project proposals and introduce burner products using our technologies onto the market and to compete, with consequential delays in our ability to generate revenues and profits; and

            .  raise additional working capital; and

        . in the longer-term, force us to suspend our operations, and possibly even liquidate our assets and wind-up and dissolve our company unless we are otherwise able to raise sufficient working capital to fund our continuing operations until we enter into revenue-generating contracts in the farther future.

   Even if we enter into revenue-generating contracts, we cannot give you any assurance that we will attain or sustain operating profitability as a result of these contracts.

5. Our burner products are based upon burner technologies that are new and unique, and the failure of these products to achieve or sustain market acceptance would likely force us to suspend our operations, liquidate our assets, and wind-up and dissolve our company

   The failure of our burner products to achieve or sustain market acceptance would likely force us to suspend our operations, liquidate our assets, and wind-up and dissolve our company. Products using our burner technologies must compete with established conventional steady-state burner technologies and conventional "tubular" pulse combustion technologies which have already achieved market acceptance. The design for our burner technologies is new and unique, and no products based upon our technologies and configurations have been commercially produced or sold to date, either by our company or by any of our competitors. Additionally, although there is a market for pulse combustion burner products using differently configured pulse burner technology designs, these products are not widely accepted by the market, and therefore not particularly useful as a precedent for the introduction of our pulse combustion burner technology. As is typical in the case of any new technology, demand and market acceptance for products based upon new technologies are subject to a high level of uncertainty and risk, including the risk that the marketplace may not accept, or be receptive to, the potential benefits of these new products. The extent and pace of market acceptance of new burner products based upon our burner technologies will ultimately be a function of many variables, including the following:

        . the efficacy, performance and attributes of these new products;

        . the ability to obtain necessary regulatory approvals to commercially market these new products;

        . the effectiveness of marketing and sales efforts, including educating potential customers as to the distinctive characteristics and benefits of these new products; and

        . the ability to meet manufacturing and delivery schedules; and product pricing.

   The extent and pace of market acceptance of products based upon our burner technologies will also depend upon general economic conditions affecting customers' purchasing patterns. Because the market for our burner technologies is new and evolving, it is difficult, if not impossible, to predict the future growth rate, and the size of the potential market. We cannot give you any assurance that a market for our burner technologies will develop or, if developed, will be sustainable.

6. Our inability to develop our sales, marketing and distribution capabilities either internally or through strategic partners or third party marketing and distribution companies would adversely affect our ability to introduce our products to the market, generate revenues and profits, and raise additional working capital, and may even force us to suspend our operations and possibly even liquidate our assets and wind-up and dissolve our company

   We currently have no internal sales, marketing and distribution capabilities, and will likely be forced to rely extensively on strategic partners or third party marketing and distribution companies. Our failure to generate substantial sales through any strategic partners or distribution arrangements we procure or to otherwise develop our own internal sales, marketing and distribution capabilities would:

        .  in the shorter-term, adversely affect our ability to:

            . introduce burner products using our technologies onto the market and to compete, with consequential delays in our ability to generate revenues and profits; and

            .  raise additional working capital; and

        . in the longer-term, force us to suspend our operations, and possibly even liquidate our assets and wind-up and dissolve our company.

   As a consequence of our prospective reliance upon strategic partners or third party marketing and distribution partners, our ability to effectively market and distribute our burner products will be dependent in large part on the strength and financial condition of others, the expertise and relationships of our strategic partners or distributors and marketers with customers, and the interest of these parties in selling and marketing our products. Our prospective strategic partners and marketing and distribution parties may also market and distribute the products of other companies. If our relationships with any strategic partners or third party marketing and distribution partners were to terminate, we would need to either develop alternative relationships or develop our own internal sales and marketing forces to continue to sell our products. Even if we are able to develop our internal sales, marketing and distribution capabilities, these efforts would require significant cash and other resources that would be diverted from other uses, if available at all, and could cause delays or interruptions in our product supply to customers, which could result in the loss of significant sales or customers. We can give you no assurance that we will be successful in our efforts to engage strategic partners or third party marketing and distribution companies to meet our sales, marketing and distribution requirements.

7. Our strategic partners' or third party suppliers' failure to satisfy our manufacturing requirements would adversely affect our ability to introduce our products to the market, generate revenues and profits, and raise additional working capital, and may even force us to suspend our operations and possibly even liquidate our assets and wind-up and dissolve our company

   We currently have no internal manufacturing capability, and will likely be forced to rely extensively on strategic partners or third party contract manufacturers or suppliers. A delay or interruption in the supply of components or finished products would:

        .  in the shorter-term, adversely affect our ability to:

            . introduce burner products using our technologies onto the market and to compete, with consequential delays in our ability to generate revenues and profits; and

            .  raise additional working capital; and

        . in the longer-term, force us to suspend our operations, and possibly even liquidate our assets and wind-up and dissolve our company.

    Should we be forced to manufacture our burner products, we cannot give you any assurance that we will be able to develop or internal manufacturing capability or procure third party suppliers. Moreover, we cannot give you any assurance that any contract manufacturers or suppliers we procure will be able to supply our product in a timely or cost effective manner or in accordance with applicable regulatory requirements or our specifications.

8. Our inability to increase the amount of financial resources for our research and development requirements would adversely affect our ability to introduce our products to the market and to generate revenues and profits

    Due to the early developmental stage of our business, we have expended only limited amounts on research and development of our burner products to date, including development of project proto-types, and currently have very limited resources to devote to future research and development. Unless we are able to obtain and devote resources to our research and development efforts, including project proto-types, we may only be able to develop limited product offerings in the future and our ability to procure contracts or otherwise achieve market acceptance for our burner products will be limited. As a result, we may fail to achieve significant growth in revenues or profitability in the future.

9. Our inability to achieve or sustain market acceptance for our burner products as a consequence of the intense competition that is prevalent in the conventional burner industry would likely force us to suspend our operations, liquidate our assets, and wind-up and dissolve our company

    Products based upon our burner technologies will face intense domestic and foreign competition in all markets in which they are introduced from conventional products and technologies already being sold in these markets. The failure of our burner products to achieve or sustain market acceptance would likely force us to suspend our operations, liquidate our assets, and wind-up and dissolve our company. Additionally, many of our prospective competitors have significantly greater financial, technical and marketing resources and trade name recognition than ours, which may enable them to successfully develop and market products based on technologies or approaches similar to ours, or develop products based on other technologies or approaches which are, or may be, competitive with our burner technologies. The development by our competitors new or improved products, processes or technologies may make our burner technologies less competitive or obsolete. We will be required to devote significant financial and other resources to continue to develop our burner technologies in view of potential competition. We cannot give you any assurance that we will be able to initially penetrate or compete successfully within the heat transfer industry.

10. The loss of our technology licenses as a consequence of our failure to list our common stock on a national market would likely force us to suspend our operations, liquidate our assets, and wind-up and dissolve our company

    The licensors of our pulse combustion and diesel fuel combustion technologies reserved several termination rights as a condition for their licensing these technologies to our company. The loss of either of our technology licenses would likely force us to suspend our operations, liquidate our assets, and wind-up and dissolve our company. Specifically:

        . 818879 Alberta, Ltd., the licensor of our pulse combustion technology, reserves the right to terminate the pulse combustion technology license if our common stock does not actively trade on a "national market," which we define under the license agreement as The New York

           Stock Exchange, The American Stock Exchange or The Nasdaq
           Stock Market, on or after March 4, 2002. Should 818879 Alberta, Ltd., exercise this termination right, we reserve the right to over-ride 818879 Alberta, Ltd.'s exercise by purchasing the pulse combustion technology outright for a formula-based cash payment.

        . Mr. John D. Chato, the licensor of our diesel fuel combustion technology, reserves the right to terminate the diesel fuel combustion technology license if the 818879 Alberta, Ltd. terminates the pulse combustion technology license for the reasons stated above.

        . If we acquire title to our pulse combustion technology from 818879 Alberta, Ltd. by reason of our success in developing an active trading market on a national market, then 818879 Alberta, Ltd. will retain the right to repurchase the pulse combustion technology from us should we declare bankruptcy or become insolvent.

    We can give you no assurance in the event of the potential termination of either of our technology licenses that we will be able to preserve the license through the exercise of any cures or other protective rights available to us under the applicable technology license.

11. Our inability to retain our key managerial and research and development personnel would adversely affect our ability to introduce our products to the market, generate revenues and profits, and raise additional working capital, and may even force us to suspend our operations and possibly even liquidate our assets and wind-up and dissolve our company

    Our success depends to a significant extent on the continued efforts of our research and development and senior management team, which currently is composed of a small number of individuals, including Mr. John D. Chato, our head of research and development and the inventor of our licensed technologies, Mr. John P. Thuot, our President, Mr. Barry A. Sheahan, our Chief Financial Officer, and Mr. James V. DeFina, our Projects Director. The loss of any of these management personnel would:

        .  in the shorter-term, adversely affect our ability to:

            . complete our pending project proposals and introduce burner products using our technologies onto the market and to compete, with consequential delays in our ability to generate revenues and profits; and


            .  raise additional working capital; and

        . in the longer-term, if not satisfactorily replaced, force us to suspend our operations, and possibly even liquidate our assets and wind-up and dissolve our company.

    Although Messrs. Chato, Thuot, Sheahan and DeFina have signed employment agreements, we cannot give you any assurance that one or more of these employees will not leave our company. We also do not carry key person life insurance on any of our key management personnel.

12. Our inability to attract the qualified personnel engineering, managerial, sales and marketing and administrative personnel required to implement our growth strategies would impede our growth

    Our ability to implement our growth strategies will be dependent upon our continuing ability to attract and retain highly qualified engineering, managerial, sales and marketing and administrative personnel. Our inability to attract and retain the necessary personnel would impede our growth. Competition for the type of personnel we require is intense and we cannot give you any assurance that we will be able to retain our key managerial and technical employees, or that we will be able to attract and retain additional highly qualified managerial and technical personnel in the future

13. Our inability to effectively manage our growth would adversely affect our ability to introduce our products to the market, generate revenues and profits, and raise additional working capital

    Our success will depend upon the rapid expansion of our business. Our inability to effectively manage our growth, or the failure of our new personnel to achieve anticipated performance levels, would adversely affect our ability to:

        . complete our pending project proposals and introduce burner products using our technologies onto the market and to compete, with consequential delays in our ability to generate revenues and profits; and

        .  raise additional working capital.

    Expansion will place a significant strain on our financial, management and other resources, and will require us, among other things, to:

        . change, expand and improve our operating, managerial and financial systems and controls;

        .  improve the coordination between our various corporate functions; and

        . hire additional engineering, sales and marketing, customer service and managerial personnel.

    We cannot give you any assurance that our efforts to hiring or retain these personnel will be successful, or that we will be able to manage the expansion of our business effectively.

14. Our inability to protect our patents and proprietary rights would force us to suspend our operations and possibly even liquidate our assets and wind-up and dissolve our company

    Our ability to compete effectively will be materially dependent upon the proprietary nature of our designs, processes, technologies and materials. The invalidation or circumvention of key patents or proprietary rights which we own or license would likely force us to suspend our operations, liquidate our assets, and wind-up and dissolve our company.

    Although we protect our proprietary property, technologies and processes through a combination of patent law, trade secrets and non-disclosure agreements, we cannot give you any assurance that these measures will prove to be effective. For example, in the case of patents, we cannot give you any assurance that our or our licensors' existing patents will not be invalidated, that any patents that we or our licensors' currently or prospectively apply for will be granted, or that any of these patents will ultimately provide significant commercial benefits. Moreover, it is possible that competing companies may circumvent any patents that we or our licensors may hold by developing products which closely emulate but do not infringe our or our these patents, and accordingly market products that compete with our products without obtaining a license from us. In addition to patented or potentially patentable designs, technologies, processes and materials, we also rely on proprietary designs, technologies, processes and know-how not eligible for patent protection. We cannot give you any assurance that our competitors will not independently develop the same or superior designs, technologies, processes and know-how as we possess.

    We believe that the international market for our products and technologies is as important as the domestic market, and we will therefore seek patent protection for our products and technologies or those of our licensors in selected foreign countries. Because of the differences in foreign patent and other laws concerning proprietary rights, our products and technologies may not receive the same degree of protection in a number of foreign countries as they would in the United States.

   We cannot give you any assurance that we will be able to successfully defend our patents and proprietary rights. We also cannot give you any assurance that we will not be required to defend against litigation involving the patents or proprietary rights of others, or that we will be able to obtain licenses for these rights. Legal and accounting costs relating to prosecuting or defending patent infringement litigation may be substantial.

Matters Relating To Our Capital Stock

   . There is no public trading market for our common stock, and no public trading market may ever develop

   There is no public market for our common stock or other securities, and we cannot give you any assurance that any active or liquid public market for our common stock will develop or be sustained at any time in the future. Our common stock does not now, and may never qualify for, quotation or listing on any over-the-counter market or on any exchange.

   . In the absence of a public market for our common stock, your ability to sell our common stock will limited to privately negotiated transactions, and you will face difficulties in finding purchasers for your shares

   In the absence of a public market for our common stock on an over-the-counter market or an exchange, you will not be able to sell any common shares or other securities you may hold in Clean Energy through normal brokerage channels, and your ability to sell these securities will be limited to privately negotiated transactions. You will likely face difficulties in finding a purchaser for your shares, particularly in view of our limited operating history, our absence of revenues, profits and dividends, our need for additional capital, your position as a minority stockholder, and the other risk factors discussed in this report relating to an investment in our common stock. Lenders will also not readily accept your shares as collateral for these same reasons. Also, our company and our officers, directors, stockholders and agents are under no obligation to purchase these shares from you. As a result of these factors, you may not be able to sell or liquidate these shares should you need to do so due to a financial emergency or other exigent circumstances, including your death or disability. Moreover, if you do find a purchaser for your shares, the price you receive may be less than the price you believe to be warranted. Consequently, you should consider any common shares or other securities you hold in Clean Energy only as an illiquid long-term investment.

   .  Our common stock may never be quoted on the OTC Bulletin Board

   Although we have promised some of our stockholders that we would use our best efforts to procure a market makers to file a Form 15c2-11 application with the NASD in order to quote our common stock on the OTC Bulletin Board, we have not procured any sponsoring market maker to date, and we cannot give you any assurance that we will be able to procure a sponsoring market maker or that an active or liquid public market for our common stock will develop or be sustained if the NASD eventually accepts our common stock for quotation.

   . Even if a public market for our common stock were to develop, your ability to sell shares on that market will be circumscribed by a number of regulatory and contractual restrictions

   Even if a public market for our common stock is eventually developed through its quotation on the OTC Bulletin Board or later quotation or listing on a national market, your ability to sell our common stock on that public market will be circumscribed by the following regulatory and contractual considerations:

        o the disclosure and investor suitability rules promulgated under the Penny Stock Reform Act of 1990 and limitations mandated by Rule 15c-2-6 promulgated by the Securities and Exchange Commission;

        . the necessity of complying with any state "Blue Sky" or Canadian provincial securities laws which may be applicable;

        . contractual volume restrictions on sale imposed on some of the holders of blocks of more than 3,000 shares of our common stock upon whom we have imposed lock-up restrictions as a condition to our cooperation in establishing a public market for our common stock on the OTC Electronic Bulletin Board; and

        . the amount of shares which you may freely trade under Rule 144 if applicable.

   Should a public market for our common stock develop, no prediction can be made as to the effect, if any, that the sale of shares or the availability of shares for sale will have on the market price prevailing from time to time. Moreover, sales of substantial amounts of our common stock on the public market, or the perception that substantial sales could occur, could adversely affect the prevailing market prices for our common stock and also, to the extent the prevailing market price for our common stock is reduced, adversely impact our ability to raise additional capital in the equity markets.

   . Even if a public market for our common stock were to develop, our stock price would likely be volatile due to market considerations beyond our control

   The securities markets have from time to time experienced significant price and volume fluctuations that can be unrelated to the operating performance or financial condition of any particular company. This is especially true with respect to emerging companies such as ours. Announcements of technology innovations or new products by other companies, release of reports by securities analysts, regulatory developments, economic or other external factors, as well as quarterly fluctuation in our or in our competitors' operating results, could have a significant impact on our stock price were a public market develop for our common stock.

   .  You should not expect to receive a liquidation distribution

   If we were to wind-up and dissolve our company and liquidate and distribute our assets, you would share ratably with our other common stockholders in our assets only after we satisfy the following obligations:


        . any amounts we would owe to our creditors ($692,842 as of June 30, 2000);

        . any amounts we would owe to our series "A" preferred stockholders as a liquidation preference ($1,000 as of the date of this report);

        . any amounts we would owe to our series "B" preferred stockholders as a liquidation preference ($500,002 as of the date of this report); and

        . any amounts we would owe to our series "C" preferred stockholders as a liquidation preference (currently $0).

   If our liquidation were attributable to our inability to profitably operate our business, then it is likely that we would have material liabilities at the time of liquidation or dissolution. Accordingly, we cannot give you any assurance that sufficient assets will remain available after the payment of our creditors and preferred stockholders to enable you to receive any liquidation distribution with respect to any common shares or other securities of Clean Energy you may hold.

   . Our current principal stockholders will continue to control our company, and will accordingly retain the power to substantially influence corporate actions that conflict with the interests of public stockholders

   Our present executive officers and directors, as a group, will hold approximately 57.6% of our common stock following the completion of the sales and distributions contemplated under our registration statement on form SB-2 (amendment no. 3), and will, and as consequence, retain the power to substantially influence corporate actions that conflict with the interests of public stockholders, including:

        .  our business expansion or acquisition policies;

        . whether we should raise additional capital through financing or equity sources, and in what amounts;

        . whether we should retain cash reserves for future product development, or distribute them as a dividend, and in what amounts;

        . whether we should sell all or a substantial portion of our assets, or should merge or consolidate with another corporation; and

        . transactions which may cause or prevent a change in control or the winding-up and dissolution of our company.

   An investment in our common stock will entail you entrusting these and similar decisions to our present management subject, of course, to their fiduciary duties and the business judgment rule.

   . Our right to issue additional capital stock at any time could have an adverse effect on your proportionate ownership and voting rights

   Our Certificate of Incorporation authorizes us to issue 15,000,000 shares of common stock, and 1,000,000 shares of preferred stock, including 248,999 shares of serial or "blank check" preferred stock that will contain rights, preferences and privileges to be prospectively fixed by our Board of Directors at the time of issuance--without stockholder consent or approval-- based upon any factors our Board may deem relevant at that time. Your proportionate ownership and voting rights as a common stockholder could be adversely effected by the issuance of additional shares of our common stock or our series "C" convertible or "blank check" preferred stock, depending on their rights, preferences and privileges, including a substantial dilution in your net tangible book value per share. We cannot give you any assurance that we will not issue shares of either our common stock or our series "C" convertible or "blank check" preferred stock under circumstances we may deem appropriate at the time. See that section of this report captioned "Description Of Our Securities" for information concerning our capitalization, including the rights, preferences and privileges of our preferred stock.

   . A third party acquisition of our company would be difficult due to "anti-takeover" provisions contained in our charter documents and provided for under Delaware corporate law

   Some of the provisions contained in our charter documents and Delaware corporate law may discourage transactions involving an actual or potential change in control of our company, and may limit the ability of our stockholders to approve these transactions should they deem them to be in their best interests. For example, our Certificate of Incorporation and
   Bylaws:

        . reserve the right to fill any vacancies in any Non-Series A Director positions exclusively to our Board of Directors;

        . stipulate that our Non-Series A Directors can only be removed for cause;

        . require any action to be taken by our common and series "B" preferred stockholders to be effected at a duly called annual or special meeting of these stockholders, and prohibit these stockholders from effecting any action by written consent unless approved by a two-thirds affirmative vote of these stockholders;

        . reserve the right to call special meetings of our common and series "B" preferred stockholders exclusively to our Board of Directors and designated executive officers; and

        . require any amendments to the preceding provisions to be approved by a two-thirds affirmative vote of our stockholders.

   We are also subject to Section 203 of the Delaware General Corporation Law which generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any "interested stockholder" for a period of three years following the date that stockholder became an interested stockholder.

   Our Board of Directors also has the authority to fix the rights and preferences of and issue shares of our "blank check" preferred stock without the approval of our common stockholder and, in some cases, our series "B" and series "C" preferred stockholders. Any "blank check" preferred stock we issue could also be utilized as a method for raising additional capital or discouraging, delaying or preventing a change in control of our company. We cannot give you any assurance that we will not issue "blank check" preferred stock under circumstances we may deem appropriate at the time.

Our Statements About Anticipated Events Or Future Trends May Prove To Be Inaccurate

In this report we have made a number of statements, which we refer to as "forward-looking statements," generally relating to our expectations or speculations as to future events and our observations as to trends and factors that may impact our future operating results. You can generally identify any forward-looking statements contained in this report through words such as "anticipate," "believe," "estimate," "expect," "budget" and "project" and similar expressions. Forward-looking statements that contained in this report, for example, include statements relating to:

   . the amount and character of future revenues we may receive, the timing of receipt of revenues, and the timing of break-even, including, by way of example and not limitation, those statements contained in those sections in Part I, Item 2 of this report captioned "Management's Discussion And Analysis Of Financial Condition And Results Of Operations--Overview;" and "Management's Discussion And Analysis Of Financial Condition And Results Of Operations--Capital Requirements;"

   . the amount and character of expenses we may incur, and the timing of these expenditures including, by way of example and not limitation, those statements contained in those sections in Part I, Item 2, of this report captioned "Management's Discussion And Analysis Of Financial Condition And Results Of Operations--Capital Requirements" and "Management's Discussion And Analysis Of Financial Condition And Results Of Operations--Results Of Consolidated Operations;" and

   . the amount and composition of our capital expense budget, and the timing of these capital outlays including, by way of example and not limitation, those statements contained in those sections in Part I, Item 2, of this report captioned "Management's Discussion And Analysis Of Financial Condition And Results Of Operations--Capital Requirements" and "Management's Discussion And Analysis Of Financial Condition And Results Of Operations--Results Of Consolidated Operations."

Whenever you read any forward looking statement contained in this report, you should be aware of and take into consideration that:

   . the forward-looking statement merely reflects the current expectations and speculation of our management as to anticipated events or observations relating to future trends based, in part, upon currently available information and our current business plan, and

   . actual results from these future events may differ materially from the results expected or speculated or trends observed as expressed in, or implied by, the forward-looking statement, as a result of changes in circumstances and events and other uncertainties and risks, including:

        .  changes in our business plan; and

        . the occurrence of the various types of uncertainties and risk factors described above in this section as well as those described in Part I,
           Item 3, of this report captioned "Quantitative and Qualitative Disclosure About Market Risk;" and

   . the forward-looking statement must, in any event, be considered in context with the various disclosures concerning our company and our business made in this report as well as other reports we periodically file with the Securities and Exchange Commission.

As a consequence of the forgoing factors, you are cautioned not to put undue reliance on any forward-looking statement contained in this report.

We are not obligated to update or revise any forward looking statement contained in this report to reflect new events or circumstances except to the extent required by law. You are also cautioned that we intend for all forward-looking statements contained in this report to be construed as "forward-looking statements" within the meaning Section 21E of the United States Securities Exchange Act of 1934, which establishes a safe-harbor from private actions for forward-looking statements as defined by Section 21E.

Item 3.  Quantitative And Qualitative Disclosures About Market Risk

Currency Fluctuations

We intend to sell our products and technologies internationally as well as to the United States and within Canada. This will subject us to various risks associated with international transactions that may adversely effect our results of operations, including risks associated with:

   .  fluctuating exchange rates,

   . the regulation by the governments of the United States and Canada as well as foreign governments of fund transfers and export and import duties and tariffs; and

   .  political instability.

We do not currently engage in activities to mitigate the effects of foreign currency fluctuations, and we anticipate we will be paid in U.S. dollars with respect to any international transactions we may enter into. If earnings from international operations increase, our exposure to fluctuations in foreign currencies may increase, and we may utilize forward exchange rate contracts or engage in other efforts to mitigate foreign currency risks. We can give no you assurance as to the effectiveness of these efforts in limiting any adverse effects of foreign currency fluctuations on our international operations and our overall results of operations.

Interest Rate Fluctuations

Our interest income from short-term investments could be adversely affected by any material changes in interest rates within the United States.

                           ITEM II  OTHER INFORMATION

Item 1.  Legal Proceedings

As of the date of this report: (1) there are no material legal proceedings pending or, to the knowledge of our management, contemplated or threatened, to which to our company or properties are or may become a party; and (2) to the knowledge of our management, no material proceedings to which any director, officer of affiliate of our company is a party adverse to our company or has a material interest adverse to our company.

Item 2.  Changes In Securities And Use Of Proceeds

Not Applicable

Item 3.  Defaults Upon Senior Securities

Not Applicable

Item 4.  Submission Of Matters To A Vote Of Security Holders

Not Applicable

Item 5.  Other Information

Not Applicable

Item 6.  Exhibits

Exhibits

27  Financial Data Table

Reports on Form 8--K

None

                                   Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this quarterly report on form 10--Q/SB to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated at Burnaby, British Columbia, Canada, this 13th day of August, 2000.

                                         Clean Energy Combustion Systems, Inc.

                                         By:  /s/ John P. Thuot
                                            ------------------------------

                                             John P. Thuot
                                             President
                                             (principal executive officer)


                                         By:  /s/ Barry A. Sheahan
                                             ----------------------
                                              Barry A. Sheahan
                                              Chief Financial Officer
                                              (principal accounting officer)