Form 10QSB
period 2000-03-31
CLEAN ENERGY COMBUSTION SYSTEMS INC
filed 2000-09-06
CIK 1096013

   As filed with the Securities and Exchange Commission on September 1, 2000
================================================================================

                       Securities And Exchange Commission
                             Washington, D.C. 20549

                               _________________

                                 FORM 10--Q/SB
                               _________________
(Mark One)

[X] Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934 For The Three-month Period Ended March 31, 2000; Or

[ ]  Act Of 1934 For The Transition Period From ________ To _______

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

     9,643,750 shares of common stock, par value $0.0001 per share, as of
                                March 31, 2000

================================================================================

                     CLEAN ENERGY COMBUSTION SYSTEMS, INC.
                       QUARTERLY REPORT ON FORM 10--Q/SB

                               TABLE OF CONTENTS

                                                                                                       Page
                                                                                                       ----
PART I.         FINANCIAL INFORMATION................................................................    1
Item 1.         Financial Statements.................................................................    1
                Consolidated Balance Sheet...........................................................    1
                Consolidated Statement Of Operations.................................................    2
                Consolidated Statement Of Deficiency In Assets.......................................    3
                Consolidated Statement Of Cash Flows.................................................    4
                Notes To Consolidated Financial Statements...........................................    6
Item 2.         Management's Discussion And Analysis Of Financial Condition
                And Results Of Operations............................................................   11
                General..............................................................................   11
                Overview.............................................................................   11
                Results Of Operations................................................................   11
                Liquidity And Capital Resources......................................................   12
                Other Matters........................................................................   13
                Uncertainties And Other Factors That May Affect Our Future Results And
                Financial Condition..................................................................   13
Item 3.         Quantitative And Qualitative Disclosures About Market Risk...........................   24
                Currency Fluctuations................................................................   24
                Interest Rate Fluctuations...........................................................   25
ITEM II         OTHER INFORMATION....................................................................   25
Item 1.         Legal Proceedings....................................................................   25
Item 2.         Changes In Securities And Use Of Proceeds............................................   25
Item 3.         Defaults Upon Senior Securities......................................................   25
Item 4.         Submission Of Matters To A Vote Of Security Holders..................................   25
Item 5.         Other Information....................................................................   25
Item 6.         Exhibits.............................................................................   25
                Exhibits.............................................................................   25
                Reports on Form 8--K.................................................................   25

                        PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

CLEAN ENERGY COMBUSTION SYSTEMS, INC.
(a development stage enterprise)

Consolidated Balance Sheet
(expressed in U.S. dollars)
(unaudited)

-----------------------------------------------------------------------------------------------------
                                                                     March 31,           December 31,
                                                                       2000                 1999
                                                                     ---------           ------------
ASSETS

CURRENT
   Cash and cash equivalents                                          $   4,506           $  26,414
   Short term investments                                                    -               10,000
   Accounts receivable and prepaid expenses                              13,898              21,261
   Advances to an affiliated company                                     51,458              52,514
---------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                     69,862             110,189
PATENTS                                                                  19,123              11,427
PROPERTY AND EQUIPMENT                                                   58,451              43,429
---------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                          $ 147,436           $ 165,045
===================================================================================================

LIABILITIES

CURRENT
   Accounts payable                                                   $  33,297           $  23,297
   Accrued liabilities                                                   14,727              11,458
   Current payroll taxes                                                 15,565              11,620
   Advances from related parties                                        405,608             254,572
---------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                       469,197             300,947
---------------------------------------------------------------------------------------------------

Going concern (Note 2)

DEFICIENCY IN ASSETS

Stockholders' Equity
Authorized
  Preferred stock; $,0001 par value; 1,000,000 shares
  Common stock; $,0001 par value; 15,000,000 shares
Issued
  Series A preferred stock; $,0001 par value
    Liquidation preference $1,000
    1,000 shares issued and outstanding                                       1                   1
  Series B preferred stock; $,0001 par value
    Liquidation preference $500,000
    250,001 shares issued and outstanding                                   250                 250
  Common stock; $,0001 par value; 9,643,750 shares issued and
     outstanding                                                            964                 964
Additional paid-in capital                                              502,787             502,287
Accumulated deficit                                                    (825,763)           (639,404)
---------------------------------------------------------------------------------------------------
TOTAL DEFICIENCY IN ASSETS                                             (321,761)           (135,902)
---------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND DEFICIENCY IN ASSETS                            $ 147,436           $ 165,045
---------------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements

CLEAN ENERGY COMBUSTION SYSTEMS, INC.
(a development stage enterprise)

Consolidated Statement Of Operations
(expressed in U.S. dollars)
(unaudited)

----------------------------------------------------------------------------------------------------
                                                                                    January 1, 2000
                                                                                      (inception)
                                                 Three months ended March 31,       March 31, 2000
                                                 ------------------------------
                                                         2000           1999         (cumulative)
                                                 ---------------------------------------------------
ADMINISTRATION EXPENSES
  Accounting                                      $        -     $    4,632          $  22,076
  Administrative wages and benefits                   46,135         41,909            203,646
  Amortization                                         4,580            877             13,381
  Communications                                       2,103          1,819              9,804
  Foreign exchange loss                                8,282            269             16,867
  Interest                                             7,272              -             13,133
  Legal                                               12,973         31,957             82,423
  Marketing                                           21,434         18,031            100,625
  Occupancy                                            9,073          6,999             40,293
  Office and miscellaneous                             5,162          3,515             20,743
  Transfer agent fees                                  3,027              -             15,417
----------------------------------------------------------------------------------------------
TOTAL ADMINISTRATION EXPENSES                        120,041        110,008            538,408
----------------------------------------------------------------------------------------------

RESEARCH AND DEVELOPMENT EXPENSES
  Wages and benefits                                  53,184         43,177            249,606
  Development                                         13,134          4,716             37,749
----------------------------------------------------------------------------------------------
TOTAL RESEARCH AND DEVELOPMENT EXPENSES               66,318         47,893            287,355
----------------------------------------------------------------------------------------------

TOTAL EXPENSES AND NET LOSS FOR THE PERIOD        $ (186,359)    $ (157,901)         $(825,763)
==============================================================================================

BASIC AND DILUTED LOSS PER SHARE                  $    (0,02)    $    (0,05)
==============================================================================================

WEIGHTED AVERAGE SHARES OUTSTANDING                9,643,750      3,214,583
=============================================================================================

          See accompanying notes to consolidated financial statements

CLEAN ENERGY COMBUSTION SYSTEMS, INC.
(a development stage enterprise)

Consolidated Statement Of Deficiency In Assets
(expressed in U.S. dollars)
(unaudited)

------------------------------------------------------------------------------------------------------------------------

                                     Series "A"         Series "B"
                                  Preferred Stock     Preferred Stock       Common Stock      Additional
                                  ----------------    ----------------    ----------------     Paid-in
                                  Shares    Amount    Shares    Amount    Shares    Amount     Capital       Deficit
                                  ------    ------    ------    ------    ------    ------    -----------    -------
Issued on incorporation            1,000     $  1         -      $ -      9,643,750  $964      $    535       $     -
Private placement                     -        -      250,001     250           -      -        499,752             -
Issue of options to consultant        -        -          -        -            -      -          2,000             -
Net loss                              -        -          -        -            -      -            -          (639,404)
-----------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999         1,000        1     250,001     250     9,643,750   964       502,287        (639,404)
Issue of option to consultant         -        -          -        -            -      -            500             -
Net loss                              -        -          -        -            -      -            -          (186,359)
-----------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2000            1,000     $  1     250,001    $250     9,643,750  $964      $502,787       $(825,763)
-----------------------------------------------------------------------------------------------------------------------

--------------------------------------------
                                    Total
                                  Deficiency
                                   in Asset
                                  ----------
Issued on incorporation            $   1,500
Private placement                    500,000
Issue of options to consultant         2,000
Net loss                            (639,404)
--------------------------------------------
Balance, December 31, 1999          (135,902)
Issue of option to consultant            500
Net loss                            (186,359)
--------------------------------------------
Balance, March 31, 2000            $(321,761)
--------------------------------------------

          See accompanying notes to consolidated financial statements

CLEAN ENERGY COMBUSTION SYSTEMS, INC.
(a development stage enterprise)

Consolidated Statement Of Cash Flows
(expressed in U.S. dollars)
(unaudited)

-----------------------------------------------------------------------------------------------------------------------
                                                                                                        January 1, 1999
                                                                     Three months ended March 31,       (inception) to
                                                                     ----------------------------       March 31, 2000
                                                                           2000           1999           (cumulative)
                                                                     ------------   -------------       ---------------
OPERATING ACTIVITIES
  Total operating expenses for the period                             $(186,359)     $(157,901)          $(825,763)
   Adjustments to reconcile total operating expenses to net cash utilized in operating activities:
      Amortization                                                        4,580            877              13,381
      Non-cash consulting expense                                           500             -                2,500
  Change in operating assets and liabilities:
      Accounts receivable and prepaid expenses                            7,363         (4,969)            (13,898)
      Accounts payable                                                   10,000         54,784              33,297
      Accrued liabilities                                                 3,269             -               14,727
      Payroll taxes                                                       3,945         40,669              15,565
------------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                  (156,702)       (66,540)           (760,191)
------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
   Purchase of short-term investment                                     10,000             -                   -
   Purchase of a patent                                                  (7,696)            -              (19,123)
   Purchase of property and equipment                                   (19,602)       (17,654)            (71,832)
------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                   (17,298)       (17,654)            (90,955)
------------------------------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements

CLEAN ENERGY COMBUSTION SYSTEMS, INC.
(a development stage enterprise)

Consolidated Statement Of Cash Flows
(expressed in U.S. dollars)
(unaudited) Continued

---------------------------------------------------------------------------------------------------------------------------------

                                                                                                        January 1, 1999
                                                                     Three months ended March 31,       (inception) to
                                                                     ----------------------------       March 31, 2000
                                                                           2000            1999          (cumulative)
                                                                     ------------   --------------      ---------------
FINANCING ACTIVITIES
   Advances to an affiliated company                                     1,056        42,518              (51,458)
   Proceeds from long-term obligations                                 150,874           -                392,157
   Proceeds from advances from related parties                             162        40,842               13,451
   Proceeds from issue of common stock                                     -           1,000                1,000
   Proceeds from issue of Series A convertible preferred stock             -             500                  500
   Proceeds from issue of Series B preferred stock                         -             -                500,000
-----------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                              152,092        84,860              855,650
-----------------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   (21,908)          666                4,560

CASH (BANK OVERDRAFT) AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                                  26,414           -                    -
-----------------------------------------------------------------------------------------------------------------

CASH (BANK OVERDRAFT) AND CASH EQUIVALENTS AT END
  OF PERIOD                                                           $  4,506       $   666             $  4,506
-----------------------------------------------------------------------------------------------------------------

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

          Since we have not generated operating revenues to date, we should be considered a development stage enterprise. Clean Energy has incurred losses from inception totalling $825,763 and has a working capital deficiency of $399,335 and does not currently have the financial resources to complete its business plan. Our ability to continue as a going concern will be dependent upon our ability to attain future profitable operations and to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. External financing, predominately in the short-term by loans from affiliated parties and in the longer-term through the issuance of common stock to the public will be sought to finance development of our products; however, there can be no assurance that sufficient funds will be raised.

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

     (e)  Short-Term Investments

          Short-term investments consist of term deposits with a one-year maturity. These investments are cashable and can be drawn on at any time.

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

     (g)  Property And Equipment

          We state property and equipment at cost, and then record amortization on these assets on a straight-line basis over their respective estimated service lives as follows:

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

     (h)  Impairment Of Long-Lived Assets And Long-Lived Assets To Be Disposed
          Of

          We evaluate our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets or intangibles may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the assets. If any assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

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

3.   Advances To An Affiliated Company

     During fiscal 1999, Clean Energy advanced Cdn. $75,794 (U.S. $ 52,514) to a company controlled by shareholders in common. These advances are non-interest bearing, are repayable in Canadian dollars and have no specific terms of repayment.

4.   Property And Equipment

     Summarized below are our capitalized costs for property and equipment as of March 31, 2000 and December 31, 1999:


                                                                          As of
                                                                ---------------------------
                                                                May 31,        December 31,
                                                                 2000             1999
                                                                -------        ------------
Furniture and fixtures...................................        $  7,336       $ 1,743
Communications & Office equipment........................           6,283         5,743
Computer equipment.......................................          14,665        13,101
Computer software........................................           2,910         2,476
Lab equipment............................................          31,104        24,005
Leasehold improvements...................................          10,772         5,462
                                                                 --------       -------
 Property and equipment..................................          73,070        52,530
Less accumulated depreciation and amortization...........         (14,619)       (9,101)
                                                                 --------       -------
 Net property and equipment..............................        $ 58,451       $43,429
                                                                 ========       =======

5.   Advances From Related Parties

     (a)  Advance From Related Company

          As at March 31,2000, Clean Energy had received advances of $13,451 (Cdn. $19,552) from a company controlled by shareholders in common. The advances bear interest at the rate of 8.75% per annum are repayable in Canadian dollars, and have no specific terms of repayment.

     (b)  Advance From Shareholder

          As at March 31,2000, Clean Energy had borrowed $ 392,157 (Cdn $ 570,000) from a significant shareholder. The loan bears interest at Canadian prime rate plus 2% per annum and is repayable in Canadian dollars at such time as Clean Energy raises the sum of Cdn. $750,000 (U.S. $ 506,551) through equity, debt, joint-venture financing or product revenues, or any combination thereof, but no later than August 10, 2000.

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

     (c)  Series "C" Preferred Stock

          Our series "C" preferred stock is voting and is entitled to participate in dividends with shares of common stock. Clean Energy requires the affirmative consent of a majority of all outstanding series "C" preferred shares in order to take any of the following actions: making any changes in our authorized capital stock; issuing additional preferred shares, declaring any dividends and redeeming or purchasing any series "C" preferred shares. Our series "C" preferred stock is convertible at the option of the holder, at any time, into one share of common stock. Should our common stock be accepted for listing on The New York Stock Exchange or The American Exchange or accepted for quotation on Nasdaq, all outstanding series "C" preferred shares will automatically convert into common stock on a one for one basis. In the event of the voluntary or involuntary liquidation, dissolution or winding up of our company, our series "C" preferred stockholders will be entitled to an amount equal to the stated value or issuance cost before any payment will be made or any assets distributed to the holders of our series "A" preferred stock, series "B" preferred stock, common stock, or any other junior equity security.

          During the period ended December 31, 1999, Clean Energy designated 500,000 preferred shares as series "C" preferred stock. As at June 30, 2000, there were no series "C" preferred stock outstanding.

     (d)  Common Stock

          Clean Energy has issued 9,643,750 shares of common stock on incorporation.

     (e)  Common Stock Purchase Options

          Clean Energy has granted to executive officers and key employees non-qualified stock options to purchase an aggregate of 320,000 common shares at an exercise price of $2.00. These options vest equally annually over a five-year period and each annual vesting portion expires five years subsequent to the vesting date. No stock options have been exercised as at March 31,2000.

     (f)  Common Stock Purchase Warrants

          Clean Energy has issued 36,000 share purchase warrants as additional consideration pursuant to a public relations services agreement pursuant to which the holder is given the right to purchase 36,000 common shares at $2.00 per share. The right to exercise these warrants vests in equal monthly instalments over a 24-month period, and each instalment lapses five years after date of vesting. As at March 31, 2000, 10,50015,000 shares have vested and none have been exercised. During the first three months of fiscal 2000, Clean Energy recorded an expense of $2,000 in relation to this agreement.

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

General

The following discussion of our consolidated financial condition and the results of operations should be read in conjunction with our consolidated financial statements and the notes to our consolidated financial statements included in
Part I, Item 1, of this report. The information set forth below in this report is current as of the date of this report, August 30, 2000, unless an earlier or later date is indicated. All references to "dollars" in this report refer to United States, or U.S., dollars unless specific reference is made to Canadian, or Cdn., dollars. For information relative to currency conversion, see note 2(i) to our consolidated financial statements. The rate of exchange of Canadian dollars to United States dollars as of March 31, 2000, was Cdn. $1.4535 to U.S. $1.

Overview

Clean Energy Combustion Systems, Inc. ("we," "our company" or "Clean Energy") is a development stage enterprise formed on March 1, 1999, for the specific purpose of acquiring exclusive world-wide license rights entitling us to design, engineer, manufacture, market, distribute, license and otherwise commercially exploit two innovative patented "burner" technologies, our pulse blade combustion technology and our diesel fuel combustion technology. Both of these technologies have completed the primary development stage and are in a position to be commercially exploited. Our objective is to enter into licensing, royalty, joint venture or manufacturing agreements with established national and international heat transfer industry manufacturers which will result in the introduction of a variety of different burner units based upon our technology into various selected market segments. We have no revenues to date, nor have we entered into any revenue producing contracts to date, although we are currently working on a number of proto-types under several proposal requests which could lead to revenue producing contracts over the next four to three months.

For additional and more detailed information relating to our company and our business, see our registration statement on form SB-2 (amendment no. 3).

Results Of Operations

Operating Revenues

We had no revenues for our three-month interim fiscal periods ended March 31, 2000 and March 31, 1999.

Operating Loss

     . First Three Months Of Fiscal 2000 As Compared To First Three Months Of Fiscal 1999

          We incurred an operating loss of $186,359 for the first three months of fiscal 2000, as compared to $157,901 for the first three months of fiscal 1999, representing a $28,458, or 18.0%, overall increase. The operating loss for the first three months of fiscal 1999 included $108,888 in pre-incorporation operating expenses incurred from January 1, 1999 through February 28, 1999, which we assumed upon our incorporation.

          The 18.0% increase in our operating loss for the first three months of fiscal 2000 over the first three months of fiscal 1999 was primarily attributable to the following changes in costs and expenses:

     . a $10,033, or 9.12%, increase in administration expense from $110,008 to $120,041; and

     . a $18,425, or 38.47%, increase in research and development expense from $47,893 to $66,318.

     The $10,033 increase in administration expense for the first three months of fiscal 2000 over the first three months of fiscal 1999 was primarily attributable to across-the-board net increases in costs to support our increased level of business activities for the first three months of fiscal 2000, the most significant of which were increases of $4,226 in wages and benefits, $7,272 in interest payments and $3,403 in marketing costs, partially offset by a $19,984 decline in legal fees.

     Research and development expense generally relates to the cost--including allocable salaries--to develop, improve and test our burner systems and related components. The $18,425 increase in research and development expense for the first three months of fiscal 2000 over the first three months of fiscal 1999 was principally attributable to the cost of materials and equipment associated with additional research and development efforts.

Liquidity And Capital Resources

     .    Sources of Cash

          Our cash flow requirements from our inception through June 30, 2000 were funded from the following sources:

          . $13,451 in short-term advances from one of our stockholders, BO Tech Burner Systems Ltd.;

          . $500,000 in gross proceeds from a private placement of series "B" preferred stock which closed on April 6, 1999, and

          . $392,157 in short-term advances by one of our directors, Mr. R. Dirk Stinson.

     Mr. Stinson advanced the $392,157 under a promissory note in the original amount of $50,000 dated August 8, 1999. This note requires our company to repay the $50,000, plus any additional amounts Mr. Stinson agrees to advance to our company ($392,157 as of March 31, 2,000), plus interest accrued on these amounts at the rate of prime plus 2% per annum, by August 10, 2000, or any earlier time we raise Cdn. $750,000 in equity, debt or joint-venture financing or product revenues. Mr. Stinson is also afforded the right under the note to convert any portion of the outstanding indebtedness under the note into our common stock at any time at the conversion rate of one share of common stock per $2.00 of indebtedness. Cash Position and Sources And Uses Of Cash

     Our cash and cash equivalents position as of March 31, 2000 was $4,506, as compared to $26,414 as of December 31, 1999. Our cash position as of March 31, 1999 was $666, as compared to $0 as of March 1, 1999.

     The $21,908 decrease in our cash position as of March 31, 2000 as compared to December 31, 1999 was attributable to $156,702 in cash used in operating activities and $17,298 in cash used in Investing activities. The $666 increase in our cash position as of March 31, 1999 as compared to March 1, 1999 was attributable to $84,860 in cash raised through financing activities, partially offset by $66,540 in cash used in operating activities and $17,654 in cash used in investing activities.

     Our operating activities required cash in the amount of $156,702 for the first three months of fiscal 2000, as compared to cash requirements of $66,540 for the first three months of fiscal 1999. The $156,702 in cash used in operating activities for the first three months of fiscal 2000 reflected our net loss of $186,359 for that period, as decreased for non-cash deductions and a net increase in non-cash working capital balances. The $66,540 in cash used in operating activities for the first three months of fiscal 1999 reflected our net loss of $157,901 for that period, as decreased for non-cash deductions and a net increase in non-cash working capital balances.

     We used cash in the amount of $17,298 for investing activities for the first three months of fiscal 2000, as compared to $17,654 in cash used for investing activities for the first three months of fiscal 1999. The principal use of cash for the first three months of fiscal 2000 was to acquire property and equipment ($19,602), and the principal use of cash for the first three months of fiscal 1999 was to acquire property and equipment ($17,654).

     We raised $152,092 in cash from financing activities for the first three months of fiscal 2000, as compared to $84,860 in cash raised from financing activities for the first three months of fiscal 1999. The $152,092 in cash raised through financing activities for the first three months of fiscal 2000 was principally comprised of $150,874 funds advanced by a shareholder. The $84,860 in cash raised through financing activities for the first three months of fiscal 1999 was principally comprised of $42,518 in advances from a related company.

Other Matters

Foreign Exchange Fluctuations

We recorded a $8,282 foreign currency translation loss for the first three months of fiscal 2000 as an administration expense item on our statements of operations and deficiency in assets in consolidating our books for financial reporting purposes as a result of the fluctuation in United States--Canadian currency exchange rates during that period. We anticipate that our exposure to significant foreign currency gains or losses on our books will increase as we invest a greater portion of our United States-dollar denominated cash reserves into our Canadian operations and properties through intercompany advancements. We cannot give you any assurance that our future operating results will not be similarly adversely affected by currency exchange rate fluctuations. See Part I, Item 3, of this report captioned "Quantitative and Qualitative Disclosure About Market Risk," for a description of other aspects of our company that may be potentially affected by foreign exchange fluctuations.

Effect Of Inflation

We do not believe that our operating results were adversely affected during the first three months of fiscal 2000 or fiscal 1999 by inflation or changing prices.

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

Uncertainties and Risk Factors Generally Relating To Our Company And Our
Business

     . As a recently formed company with a limited operating history, we are subject to all the risks and issues inherent in the establishment and expansion of a new business enterprise, and our failure to address these risks and issues will adversely affect our ability to complete pending project proposals, introduce our products to the market, generate revenues and profits, and raise additional working capital

          We were only recently organized, on March 1, 1999, and have a limited operating history. We are, as a consequence, subject to all the risks and issues inherent in the establishment and expansion of a new business enterprise. Our failure to successfully address these risks would adversely affect our ability to:

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

     . We have accumulated losses since our inception, and our continued inability to generate revenues and profits would adversely affect our ability to complete pending project proposals, introduce our products to the market and raise additional working capital, and could ultimately force us to suspend our operations and even liquidate our assets and wind-up and dissolve our company

          We are a developmental stage company since we have not commenced commercial sales of our burner technologies and have no revenues to date. Our failure to generate revenues and ultimately profits would:

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

          We do not anticipate that we will generate revenues for at least four to six months at the earliest, assuming that one or more of our pending projects lead to a commercial contract. We have, as a result of our lack of revenues, incurred operating losses in the amount of $825,763 from our inception in March 1999 through March 31, 2000, and we anticipate that we will continue to incur substantial operating losses for the foreseeable future, despite any revenues we may receive in the short-term from any of our pending projects, due to the significant costs associated with the development and marketing of our burner technologies. We cannot give you any assurance that we will generate revenues or profits in the near future or at all.

     .      If we do not raise additional working capital funds to pay our operating and project expenses, we will not be able to sustain our operations, and may even be forced to liquidate our assets and wind-up and dissolve our company

          We currently have insufficient working capital to fund our projected operating and project costs for more than one month. Our inability to raise sufficient additional working capital in the near future would likely force us to suspend our operations, and possibly even liquidate our assets and wind-up and dissolve our company.

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

     . We have not entered into any revenue-generating contracts to date, and our failure to enter into revenue-generating contracts would force us to suspend our operations, and possibly even liquidate our assets and wind-up and dissolve our company

          Although we are working on proto-types under several pending proposals, we have not entered into any revenue-generating contracts to date, and our ability to do so will be dependent in primary part upon our ability to satisfactorily complete the proto-types, to raise sufficient capital to fund these efforts, and to otherwise successfully implement our various market strategies under our business plan. Our failure to enter into any revenue-generating contracts would:

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

     . Our burner products are based upon burner technologies that are new and unique, and the failure of these products to achieve or sustain market acceptance would likely force us to suspend our operations, liquidate our assets, and wind-up and dissolve our company

          The failure of our burner products to achieve or sustain market acceptance would likely force us to suspend our operations, liquidate our assets, and wind-up and dissolve our company. Products using our burner technologies must compete with established conventional steady-state burner technologies and conventional "tubular" pulse combustion technologies, which have already achieved market acceptance. The design for our burner technologies is new and unique, and no products based upon our technologies and configurations have been commercially produced or sold to date, either by our company or by any of our competitors. Additionally, although there is a market for pulse combustion burner products using differently configured pulse burner technology designs, these products are not widely accepted by the market, and therefore not particularly useful as a precedent for the introduction of our pulse combustion burner technology. As is typical in the case of any new technology, demand and market acceptance for products based upon new technologies are subject to a high level of uncertainty and risk, including the risk that the marketplace may not accept, or be receptive to, the potential benefits of these new products. The extent and pace of market acceptance of new burner products based upon our burner technologies will ultimately be a function of many variables, including the following:

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

     . Our inability to develop our sales, marketing and distribution capabilities either internally or through strategic partners or third party marketing and distribution companies would adversely affect our ability to introduce our products to the market, generate revenues and profits, and raise additional working capital, and may even force us to suspend our operations and possibly even liquidate our assets and wind-up and dissolve our company

          We currently have no internal sales, marketing and distribution capabilities, and will likely be forced to rely extensively on strategic partners or third party marketing and distribution companies. Our failure to generate substantial sales through any strategic partners or distribution arrangements we procure or to otherwise develop our own internal sales, marketing and distribution capabilities would:

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

     . Our strategic partners' or third party suppliers' failure to satisfy our manufacturing requirements would adversely affect our ability to introduce our products to the market, generate revenues and profits, and raise additional working capital, and may even force us to suspend our operations and possibly even liquidate our assets and wind-up and dissolve our company

          We currently have no internal manufacturing capability, and will likely be forced to rely extensively on strategic partners or third party contract manufacturers or suppliers. A delay or interruption in the supply of components or finished products would:

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

     . Our inability to increase the amount of financial resources for our research and development requirements would adversely affect our ability to introduce our products to the market and to generate revenues and profits

          Due to the early developmental stage of our business, we have expended only limited amounts on research and development of our burner products to date, including development of project proto-types, and currently have very limited resources to devote to future research and development. Unless we are able to obtain and devote resources to our research and development efforts, including project proto-types, we may only be able to develop limited product offerings in the future and our ability to procure contracts or otherwise achieve market acceptance for our burner products will be limited. As a result, we may fail to achieve significant growth in revenues or profitability in the future.

     . Our inability to achieve or sustain market acceptance for our burner products as a consequence of the intense competition that is prevalent in the conventional burner industry would likely force us to suspend our operations, liquidate our assets, and wind-up and dissolve our company

          Products based upon our burner technologies will face intense domestic and foreign competition in all markets in which they are introduced from conventional products and technologies already being sold in these markets. The failure of our burner products to achieve or sustain market acceptance would likely force us to suspend our operations, liquidate our assets, and wind-up and dissolve our company. Additionally, many of our prospective competitors have significantly greater financial, technical and marketing resources and trade name recognition than ours, which may enable them to successfully develop and market products based on technologies or approaches similar to ours, or develop products based on other technologies or approaches which are, or may be, competitive with our burner technologies. The development by our competitors new or improved products, processes or technologies may make our burner technologies less competitive or obsolete. We will be required to devote significant financial and other resources to continue to develop our burner technologies in view of potential competition. We cannot give you any assurance that we will be able to initially penetrate or compete successfully within the heat transfer industry.

     . The loss of our technology licenses as a consequence of our failure to list our common stock on a national market would likely force us to suspend our operations, liquidate our assets, and wind-up and dissolve our company

          The licensors of our pulse combustion and diesel fuel combustion technologies reserved several termination rights as a condition for their licensing these technologies to our company. The loss of either of our technology licenses would likely force us to suspend our operations, liquidate our assets, and wind-up and dissolve our company. Specifically:

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

     . Our inability to retain our key managerial and research and development personnel would adversely affect our ability to introduce our products to the market, generate revenues and profits, and raise additional working capital, and may even force us to suspend our operations and possibly even liquidate our assets and wind-up and dissolve our company

          Our success depends to a significant extent on the continued efforts of our research and development and senior management team, which currently is composed of a small number of individuals, including Mr. John D. Chato, our head of research and development and the inventor of our licensed technologies, Mr. John P. Thuot, our President, Mr. Barry A. Sheahan, C.A., our Chief Financial Officer, and Mr. James V. DeFina, our Projects Director. The loss of any of these management personnel would:

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

     . Our inability to attract the qualified personnel engineering, managerial, sales and marketing and administrative personnel required to implement our growth strategies would impede our growth

          Our ability to implement our growth strategies will be dependent upon our continuing ability to attract and retain highly qualified engineering, managerial, sales and marketing and administrative personnel. Our inability to attract and retain the necessary personnel would impede our growth. Competition for the type of personnel we require is intense and we cannot give you any assurance that we will be able to retain our key managerial and technical employees, or that we will be able to attract and retain additional highly qualified managerial and technical personnel in the future

     . Our inability to effectively manage our growth would adversely affect our ability to introduce our products to the market, generate revenues and profits, and raise additional working capital

          Our success will depend upon the rapid expansion of our business. Our inability to effectively manage our growth, or the failure of our new personnel to achieve anticipated performance levels, would adversely affect our ability to:

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

     . Our inability to protect our patents and proprietary rights would force us to suspend our operations and possibly even liquidate our assets and wind-up and dissolve our company

          Our ability to compete effectively will be materially dependent upon the proprietary nature of our designs, processes, technologies and materials. The invalidation or circumvention of key patents or proprietary rights which we own or license would likely force us to suspend our operations, liquidate our assets, and wind-up and dissolve our company.

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

          . the disclosure and investor suitability rules promulgated under the Penny Stock Reform Act of 1990 and limitations mandated by Rule 15c-2-6 promulgated by the Securities and Exchange Commission;

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

          . any amounts we would owe to our creditors ($469,197 as of March 31, 2000);

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

     . Our right to issue additional capital stock at any time could have an adverse effect on your proportionate ownership and voting rights

          Our Certificate of Incorporation authorizes us to issue 15,000,000 shares of common stock, and 1,000,000 shares of preferred stock, including 248,999 shares of serial or "blank check" preferred stock that will contain rights, preferences and privileges to be prospectively fixed by our Board of Directors at the time of issuance--without stockholder consent or approval--based upon any factors our Board may deem relevant at that time. Your proportionate ownership and voting rights as a common stockholder could be adversely effected by the issuance of additional shares of our common stock or our series "C" convertible or "blank check" preferred stock, depending on their rights, preferences and privileges, including a substantial dilution in your net tangible book value per share. We cannot give you any assurance that we will not issue shares of either our common stock or our series "C" convertible or "blank check" preferred stock under circumstances we may deem appropriate at the time. See that section of this report captioned "Description Of Our Securities" for information concerning our capitalization, including the rights, preferences and privileges of our preferred stock.

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

          We are also subject to Section 203 of the Delaware General Corporation Law which generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any ``interested stockholder'' for a period of three years following the date that stockholder became an interested stockholder.

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

Dated at Burnaby, British Columbia, Canada, this 30th day of August, 2000.


                                       Clean Energy Combustion Systems, Inc.

                                       By:  /s/ John P. Thuot
                                          --------------------------------
                                            John P. Thuot
                                            President
                                            (principal executive officer)


                                       By:  /s/ Barry A. Sheahan
                                          --------------------------------
                                            Barry A. Sheahan, C.A.
                                            Chief Financial Officer
                                            (principal accounting officer)