Form 10QSB
period 2000-09-30
CLEAN ENERGY COMBUSTION SYSTEMS INC
filed 2000-11-14
CIK 1096013

   As filed with the Securities and Exchange Commission on November 14, 2000
================================================================================

                       Securities And Exchange Commission
                             Washington, D.C. 20549

                               _________________

                                 FORM 10--Q/SB
                               _________________
(Mark One)

[X] Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934 For The Nine-Month Period Ended September 30, 2000; Or

[_]  Act Of 1934 For The Transition Period From ________ To _______

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

Indicate by check mark whether the registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registration was required to file such Reports), and (2) has been subject to such filing
requirements for the past 90 days:   Yes [X]  No [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

10,017,365 shares of common stock, par value $0.0001 per share, as of November 8, 2000

================================================================================

                     CLEAN ENERGY COMBUSTION SYSTEMS, INC.
                       QUARTERLY REPORT ON FORM 10--Q/SB

                               TABLE OF CONTENTS

                                                                                                  Page
                                                                                                  ----
PART I.    Financial Information................................................................    3
Item 1.    Financial Statements.................................................................    3
           Consolidated Balance Sheet...........................................................    3
           Consolidated Statement Of Operations.................................................    4
           Consolidated Statement Of Deficiency In Assets.......................................    5
           Consolidated Statement Of Cash Flows.................................................    6
           Notes To Consolidated Financial Statements...........................................    7
Item 2.    Management's Discussion And Analysis Of Financial Condition And Results
           Of Operations........................................................................   11
           General..............................................................................   11
           Overview.............................................................................   11
           Results Of Operations................................................................   11
           Liquidity And Capital Resources......................................................   12
           Other Matters........................................................................   13
           Uncertainties And Other Factors That May Affect Our Future Results And Financial
           Condition............................................................................   14
Item 3.    Quantitative And Qualitative Disclosures About Market Risk...........................   25
           Currency Fluctuations................................................................   25
           Interest Rate Fluctuations...........................................................   25
ITEM II    Other Information....................................................................   25
Item 1.    Legal Proceedings....................................................................   25
Item 2.    Changes In Securities And Use Of Proceeds............................................   25
Item 3.    Defaults Upon Senior Securities......................................................   25
Item 4.    Submission Of Matters To A Vote Of Security Holders..................................   26
Item 5.    Other Information....................................................................   26
Item 6.    Exhibits.............................................................................   26
           Exhibits.............................................................................   26
           Reports on Form 8-K..................................................................   26

                        PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

CLEAN ENERGY COMBUSTION SYSTEMS, INC,
(A development stage enterprise)
Consolidated Balance Sheet
September 30, 2000
(Expressed in U,S, Dollars)
(Unaudited)
--------------------------------------------------------------------------------

                                                                  September 30,          December 31,
                                                                           2000                  1999
                                                                    -------------          ------------
ASSETS
CURRENT
   Cash and cash equivalents                                       $    24,489              $ 26,414
   Short term investments                                                  719                10,000
   Accounts receivable and prepaid expenses                             25,354                21,261
   Advances to an affiliated company                                    49,794                52,514
   Taxes receivable                                                    127,899                     0
-----------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                   228,255               110,189
PATENTS                                                                 21,505                11,427
PROPERTY AND EQUIPMENT                                                  61,479                43,429
-----------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                       $   311,239             $ 165,045
=====================================================================================================

LIABILITIES

CURRENT
   Accounts payable                                                $    23,290              $ 23,297
   Accrued liabilities                                                   4,232                11,458
   Current payroll taxes                                                13,748                11,620
   Advances from related parties                                       157,462               254,572
-----------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                      198,732               300,947
=====================================================================================================

Going concern (Note 2)

DEFICIENCY IN ASSETS

Stockholders' Equity
   Authorized
      Preferred stock; $.0001 par value; 1,000,000 shares
      Common stock; $.0001 par value; 15,000,000 shares
   Issued
      Series A preferred stock; $.0001 par value
         Liquidation preference $1,000
         1,000 shares issued and outstanding                                 1                     1
      Series B preferred stock; $.0001 par value
         Liquidation preference $500,000
         250,001 shares issued and outstanding                             250                   250
      Common stock; $.0001 par value; 10,017,365 shares
       (December 31, 1999 - 9,643,750)
         issued and outstanding                                          1,001                   964
      Additional paid-in capital                                     1,251,021               502,287
      Accumulated deficit                                           (1,139,766)             (639,404)
-----------------------------------------------------------------------------------------------------
TOTAL DEFICIENCY IN ASSETS                                             112,507              (135,902)
-----------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND DEFICIENCY IN ASSETS                         $   311,239             $ 165,045
=====================================================================================================

          See accompanying notes to consolidated financial statements

CLEAN ENERGY COMBUSTION SYSTEMS, INC.
(A development stage enterprise)
Consolidated Statement of Operations
(Expressed in U.S. Dollars)
(Unaudited)
----------------------------------------------------------------------------

                                                                                                                          March 1,
                                                                                                                          1999 to
                                         Three months ended September 30,        Nine months ended September 30,        September
                                         --------------------------------        -------------------------------         30, 2000
                                                2000               1999                 2000             1999        (cumulative)
                                         ----------------------------------------------------------------------------------------
ADMINISTRATION EXPENSES
     Accounting                            $   4,400          $   2,395            $   8,661         $ 12,113         $   30,737
     Administrative wages and benefits        38,534             41,206              138,628          122,794            296,139
     Amortization                              5,175              2,928               15,816            6,680             24,617
     Communications                            1,636              1,855                5,668            5,288             13,369
     Foreign exchange loss (gain)             (2,045)               834                2,930            6,790             11,515
     Interest                                    884               (337)              20,121            2,725             25,982
     Legal                                     7,981              3,083               31,564           52,273            101,014
     Marketing                                25,747             17,130               73,245           48,698            152,436
     Occupancy                                 8,045              7,145               25,731           22,602             56,951
     Office and miscellaneous                 12,326              2,748               21,891            9,040             37,472
     Transfer agent fees                      (1,437)             2,671                1,590            4,213             13,980
---------------------------------------------------------------------------------------------------------------------------------
                                             101,246             81,658              345,845          293,216            764,212
---------------------------------------------------------------------------------------------------------------------------------
RESEARCH AND DEVELOPMENT EXPENSES
Wages and benefits                            55,317             48,179              188,287          141,961            384,709
Development                                   70,361              9,861               94,220           19,740            118,835
Tax recovery                                (127,990)                 -             (127,990)               -           (127,990)
---------------------------------------------------------------------------------------------------------------------------------
                                              (2,312)            58,040              154,517          161,701            375,554
---------------------------------------------------------------------------------------------------------------------------------
TOTAL EXPENSES AND NET LOSS
FOR THE PERIOD                             $  98,934          $ 139,698            $ 500,362        $ 454,917         $1,139,766
=================================================================================================================================

BASIC AND DILUTED LOSS PER SHARE             $ (0.01)           $ (0.01)             $ (0.05)         $ (0.05)
==============================================================================================================
WEIGHTED AVERAGE SHARES OUTSTANDING        9,768,288          9,643,750            9,685,263        9,643,750
==============================================================================================================

         See accompanying notes to consolidated financial statements.

CLEAN ENERGY COMBUSTION SYSTEMS, INC.
(A development stage enterprise)
Consolidated Statement of Deficiency in Assets
From commencement of operations on January 1, 1999 to September 30, 2000 (Expressed in U.S. Dollars)
(Unaudited)
--------------------------------------------------------------------------------

                                       Series A           Series B
                                   Preferred Stock     Preferred Stock      Common Stock      Additional                    Total
                                   ----------------   -----------------  ------------------    Paid-in                    Deficiency
                                   Shares   Amount    Shares    Amount     Shares    Amount    Capital       Deficit      in Assets
                                   ------   ------    -------   ------   ----------  ------  ------------  -----------   -----------
Issued on incorporation            1,000      $ 1           -    $  -     9,643,750  $  964  $      535    $         -   $   1,500
Private placement                      -        -     250,001     250             -       -     499,793              -     500,043
Issue of options to consultant         -        -           -       -             -       -       2,000              -       2,000
Net loss                               -        -           -       -             -       -           -       (639,404)   (639,404)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999         1,000        1     250,001     250     9,643,750     964     502,328       (639,404)   (135,861)
Issue of option to consultant          -        -           -       -             -       -       1,500              -       1,500
Issued on conversion (Note 5(b))       -        -           -       -       373,615      37     747,193              -     747,230
Net loss                               -        -           -       -             -       -           -       (500,362)   (500,362)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2000        1,000        1     250,001     250    10,017,365   1,001   1,251,021     (1,139,766)    112,507
===================================================================================================================================

         See accompanying notes to consolidated financial statements

CLEAN ENERGY COMBUSTION SYSTEMS, INC.
(A development stage enterprise)
Consolidated Statement of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)
--------------------------------------------------------------------------------

                                                                                         Nine months ended September 30,
                                                                                        ----------------------------------
                                                                                               2000                  1999
                                                                                         -----------              --------
OPERATING ACTIVITIES
     Total operating expenses for the period                                              (500,362)              (454,916)
     Adjustments to reconcile total operating expenses
        to net cash utilized in operating activities
        Amortization                                                                        15,816                  6,680
        Non-cash consulting expense                                                          1,500                      -
     Change in operating assets and liabilities:
        Accounts receivable and prepaid expenses                                            (4,093)               (15,133)
        Accounts payable                                                                        (7)                15,319
        Accrued liabilities                                                                 (7,226)                     -
        Payroll taxes                                                                        2,128                 13,247
        Tax receivable                                                                    (127,899)                     -
--------------------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                                     (620,143)              (434,803)
--------------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
     Purchase of short-term investment                                                       9,281                (47,703)
     Purchase of a patent                                                                  (10,078)               (11,137)
     Purchase of property and equipment                                                    (33,678)               (48,188)
--------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                      (34,475)              (107,028)
--------------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
     Advances to an affiliated company                                                       2,720                (51,652)
     Proceeds from long-term obligations                                                   (97,110)               128,175
     Proceeds from advances from related parties                                           747,083                      -
     Proceeds from issue of common stock                                                         -                    964
     Proceeds from issue of Series A convertible preferred stock                                 -                    250
     Proceeds from issue of Series B preferred stock                                             -                      1
     Additional paid in capital                                                                  -                501,420
--------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                                  652,693                579,158
--------------------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH
     AND CASH EQUIVALENTS                                                                   (1,925)                37,327
CASH (BANK OVERDRAFT) AND
     CASH EQUIVALENTS, BEGINNING OF PERIOD                                                  26,414                      -
--------------------------------------------------------------------------------------------------------------------------
CASH (BANK OVERDRAFT) AND
     CASH EQUIVALENTS, END OF PERIOD                                                        24,489                 37,327
==========================================================================================================================

         See accompanying notes to consolidated financial statements

CLEAN ENERGY COMBUSTION SYSTEMS, INC.
(A development stage enterprise)
Notes to the Consolidated Financial Statements
September 30, 2000
(Expressed in U.S. Dollars)
(Unaudited)
--------------------------------------------------------------------------------

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLIIES

     (a)  Basis of presentation

          These financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and pursuant to the instructions of the United States Securities and Exchange Commission For 10-Q SB and
          Article 10 of Regulation S-X. While these financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report filed on Form 10-K SB for the year ended December 31, 1999.

     (b)  Use of estimates

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

     (c)  Recent pronouncements

          In June 1998, the Financial Accounting Standards Board issued Statement No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities, which standardizes the accounting for derivative instruments. SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. The impact on the Company's financial statements is not expected to be material.


2.   NATURE OF BUSINESS AND GOING CONCERN

     Clean Energy Combustion Systems Inc. ("Company") was incorporated in Delaware, organized and commenced operations on March 1, 1999. These financial statements also reflect certain preorganization transactions and commitments incurred between January 1, 1999 and the date of incorporation on March 1, 1999, which have been accepted by the Board of Directors as obligations of the Company.

     The Company is a development stage company with principal executive offices located in Vancouver, British Columbia, Canada.

CLEAN ENERGY COMBUSTION SYSTEMS, INC.
(A development stage enterprise)
Notes to the Consolidated Financial Statements
September 30, 2000
(Expressed in U.S. Dollars)
(Unaudited)
--------------------------------------------------------------------------------

2.   NATURE OF BUSINESS AND GOING CONCERN (Continued)

     The Company was formed for the specific purpose of acquiring exclusive world-wide license rights entitling it to design, engineer, manufacture, market, distribute, license and otherwise commercially exploit two innovative, patented "burner" technologies, the Pulse Blade Combustion or "PBC" Technology and the Diesel Technology. The Company acquired two licenses in the amount of $10 each from founding shareholders of the Company.

     The Company has incurred losses from inception totalling $1,139,766 and has working capital of $29,523 and does not currently have the financial resources to complete its business plan. The Company's ability to continue as a going concern is dependent upon its ability to attain future profitable operations and to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. External financing, predominately by the issuance of common stock to the public will be sought to finance development of the Company's products; however, there can be no assurance that sufficient funds will be raised.

     The Company's objective is to enter into licensing, royalty, joint venture, or manufacturing agreements with established national and international heat transfer industry manufacturers.


3.   ADVANCES TO AN AFFILIATED COMPANY

     As at September 30, 2000, the Company had advanced $49,794 (Cdn $76,202) (December 31, 1999 - $52,514 (Cdn $75,794)) to a company controlled by shareholders in common. These advances are non-interest bearing, are repayable in Canadian dollars and have no specific terms of repayment.

CLEAN ENERGY COMBUSTION SYSTEMS, INC.
(A development stage enterprise)
Notes to the Consolidated Financial Statements
September 30, 2000
(Expressed in U.S. Dollars)
(Unaudited)
--------------------------------------------------------------------------------

4.   PROPERTY AND EQUIPMENT

                                                          September 30,                                   December 31,
                                                               2000                                           1999
                                -----------------------------------------------------------------     --------------------
                                                          Accumulated                 Net Book               Net Book
                                        Cost             Depreciation                  Value                   Value
                                -----------------     --------------------      -----------------     --------------------
Communications equipment                  $ 5,923                 $ (2,673)               $ 3,250                  $ 4,391
Computer hardware                          21,507                   (8,708)                12,799                    9,705
Computer software                           4,182                   (1,997)                 2,185                    1,722
Display/promotional equipment               4,690                   (1,042)                 3,648                        -
Furnishings                                 2,277                     (671)                 1,606                    1,425
Lab equipment                              35,771                   (8,077)                27,694                   20,971
Leasehold improvements                     11,345                   (1,424)                 9,921                    5,215
Office equipment                              511                     (135)                   376                        -
--------------------------------------------------------------------------------------------------------------------------
                                          $86,206                 $(24,727)               $61,479                  $43,429
--------------------------------------------------------------------------------------------------------------------------


5.   ADVANCES FROM RELATED PARTIES



                                                                                      September 30,            December 31,
                                                                                              2000                    1999
                                                                                      ------------             -----------
Advance from related company                                                                7,170                   13,289
Advance from shareholders                                                             $   150,292              $   241,283
--------------------------------------------------------------------------------------------------------------------------
                                                                                      $   157,462              $   254,572
--------------------------------------------------------------------------------------------------------------------------

     (a)  Advance from related company

          As at September 30, 2000, the Company had received advances of $7,169 (Cdn $10,972) (December 31, 1999 - $13,289 (Cdn $19,552)) from a company controlled by shareholders in common. The advances bear interest at the rate of 8.75% per annum, are repayable in Canadian dollars, and have no specific terms of repayment.

CLEAN ENERGY COMBUSTION SYSTEMS, INC.
(A development stage enterprise)
Notes to the Consolidated Financial Statements
September 30, 2000
(Expressed in U.S. Dollars)
(Unaudited)
--------------------------------------------------------------------------------

5.   ADVANCES FROM RELATED PARTIES (Continued)

     (b)  Advance from shareholder (Continued)

          As at September 30, 2000, the Company had borrowed $150,292 (Cdn $230,000) (December 31, 1999 - $241,283 (Cdn $355,000)) from a significant shareholder. The loan bears interest at Canadian prime rate plus 2% per annum and is repayable in Canadian dollars.

          The holder of the loan has the right to covert any portion of the principal amount and all interest into common shares at the conversion rate of $2.00 per share.

          During the three months ended September 30, 2000, the holder converted $747,230 of loan principle and accrued interest into common shares.

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

General

The following discussion of our consolidated financial condition and the results of operations should be read in conjunction with our consolidated financial statements and the notes to our consolidated financial statements included in
Part I, Item 1, of this report. The information set forth below in this report is current as of the date of this report, November, 2000, unless an earlier or later date is indicated. All references to "dollars" in this report refer to United States, or U.S., dollars unless specific reference is made to Canadian, or Cdn., dollars. For information relative to currency conversion, see note Foreign Exchange Fluctuations, under Other Matters, below. The rate of exchange of Canadian dollars to United States dollars as of September 30, 2000, was Cdn. $1.53035 to U.S. $1.

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

Results Of Operations

Operating Revenues

We had no revenues for our nine-month interim fiscal periods ended September 30, 2000 and September 30, 1999.

Operating Loss

 .  First Nine Months Of Fiscal 2000 As Compared To First Nine Months Of Fiscal
   1999

   We incurred an operating loss of $500,362 for the first nine months of fiscal 2000, as compared to $454,917 for the first nine months of fiscal 1999, representing a $45,445, or 10.0%, overall increase. . The operating loss for the first nine months of fiscal 1999 included $108,888 in pre-incorporation operating expenses incurred from January 1, 1999 through February 28, 1999, which we assumed upon our incorporation.

   The 10.0% increase in our operating loss for the first nine months of fiscal 2000 over the first nine months of fiscal 1999 was primarily attributable to the following changes in costs and expenses:

   . a $52,629, or 17.96%, increase in administration expense from $293,216 to $345,845;

   .  a 127,990 tax recovery in fiscal 2000, and.

   . a $79,194, or 74.7%, increase in research and development expense from $161,701 to $282,507.

   The $52,668 increase in administration expense for the first nine months of fiscal 2000 over the first nine months of fiscal 1999 was primarily attributable to across-the-board net increases in costs to support our increased level of business activities for the first nine months of fiscal 2000, the most significant of which were increases of $15,834 in wages and benefits, $17,396 in interest payments and $24,547 in marketing costs, partially offset by a $24,161 decline in legal and accounting fees.

   Research and development expense generally relates to the cost--including allocable salaries--to develop, improve and test our burner systems and related components. The $79,194 increase in research and development expense for the first nine months of fiscal 2000 over the first nine months of fiscal 1999 was principally attributable to the cost of materials and equipment associated with additional research and development efforts.

 .  Third Quarter Of Fiscal 2000 As Compared To Third Quarter Of Fiscal 1999

   We incurred an operating loss of $98,934 for the third quarter of fiscal 2000, as compared to $139,698 for the third quarter of fiscal 1999, representing a $40,764, or 29.18%, overall decrease. .

   The 29.18% decrease in our operating loss for the third quarter of fiscal 2000 over the third quarter of fiscal 1999 was primarily attributable to the following changes in costs and expenses:

   . a $19,588, or 24.0%, increase in administration expense from $81,658 to $101,246; and

   . a $67,638 or 116.54%, increase in research and development expense from $58,040, to $125.678.

   .  a 127,990 tax recovery in the third quarter of fiscal 2000

    The $19,588 increase in administration expense for the third quarter of fiscal 2000 over the third quarter of fiscal 1999 was primarily attributable to across-the-board net increases in costs to support our increased level of business activities for the third quarter of fiscal 2000, the most significant of which were increases of $14,279 in wages and benefits, $4,898 in interest payments and $8,617 in marketing costs.

    The $67,638 increase in research and development expense for the third quarter of fiscal 2000 over the third quarter of fiscal 1999 was principally attributable to the cost of materials and equipment associated with additional research and development efforts.

Liquidity And Capital Resources

 .  Sources of Cash

   Our cash flow requirements from our inception through September 30, 2000 were funded primarily from the following sources:

   . $747,083 in short-term advances by one of our directors, Mr. R. Dirk Stinson, which were, in the current quarter, converted under our financing agreement with Mr. Stinson, to common shares at a conversion price of US$2.00 per share.

   . $500,002 in gross proceeds from a private placement of series "B" preferred stock which closed on April 6, 1999, and

   .  $150,292 in short-term advances by one of our directors, Mr. R. Dirk
      Stinson.

   $619,441 was advanced by Mr. Stinson under a promissory note in the original amount of $50,000 dated August 8, 1999. This note required our company to repay the $50,000, plus any additional amounts Mr. Stinson agrees to advance to our company ($150,292 as of Sept.30, 2,000), plus interest accrued on these amounts at the rate of prime plus 2% per annum, by August 10, 2000, or any earlier time we raise Cdn. $750,000 in equity, debt or joint-venture financing or product revenues. Mr. Stinson is also afforded the right under the note to convert any portion of the outstanding indebtedness under the note into our common stock at any time at the conversion rate of one share of common stock per $2.00 of indebtedness. On August 15, 2000, Mr. Stinson converted the current balance of loan into common shares pursuant to the terms of the promissory note and has continued, since that date to fund the company through convertible short-term advances.

 .  Cash Position and Sources And Uses Of Cash

   Our cash and cash equivalents position as of Sept.30, 2000 was 24,489, as compared to $26,414 as of December 31, 1999. Our cash position as of Sept.30, 1999 was $37,328, as compared to $0 as of March 1, 1999.

   The $1,925 decrease in our cash position as of Sept.30, 2000 as compared to December 31, 1999 was attributable to $620,143 in cash used in operating activities and $34,475 in cash used in financing activities, partially offset by $652,693 in cash raised in investing activities. The $37,328 increase in our cash position as of Sept.30, 1999 as compared to March 1, 1999 was attributable to $579,161 in cash raised through financing activities, partially offset by $434,804 in cash used in operating activities and $107,029 in cash used in investing activities.

   Our operating activities required cash in the amount of $620,143 for the first nine months of fiscal 2000, as compared to cash requirements of $434,804 for the first nine months of fiscal 1999. The $620,143 in cash used in operating activities for the first nine months of fiscal 2000 reflected our net loss of $500,362 for that period, as decreased for non-cash deductions and a net increase in non-cash working capital balances. The $434,804 in cash used in operating activities for the first nine months of fiscal 1999 reflected our net loss of $454,916 for that period, as decreased for non-cash deductions and a net increase in non-cash working capital balances.

   We used cash in the amount of $33,475 for investing activities for the first nine months of fiscal 2000, as compared to $107,029 in cash used for investing activities for the first nine months of fiscal 1999. The principal use of cash for the first nine months of fiscal 2000 was to acquire property and equipment of $33,678, compared to acquisitions of property and equipment of $48,188 for the first nine months of fiscal 1999.

   We raised $652,693 in cash from financing activities for the first nine months of fiscal 2000, as compared to $579,161 in cash raised from financing activities for the first nine months of fiscal 1999. The $652,693 in cash raised through financing activities for the first nine months of fiscal 2000 was principally comprised of $649,973 funds advanced by a shareholder and subsequently converted to common shares. The $579,158 in cash raised through financing activities for the first nine months of fiscal 1999 was principally comprised of $500,002 in net proceeds from the private placement of series"B" preferred stock, partially offset by $51,652 in advances to a related company.

Other Matters

Foreign Exchange Fluctuations

We recorded a $2,930 foreign currency translation loss for the first nine months of fiscal 2000 as an administration expense item on our statements of operations and deficiency in assets in consolidating our books for financial reporting purposes as a result of the fluctuation in United States--Canadian currency exchange rates during that period. We anticipate that our exposure to significant foreign currency gains or losses on our books will increase as we invest a greater portion of our United States-dollar denominated cash reserves into our Canadian operations and properties through intercompany advancements. We cannot give you any assurance that our future operating results will not be similarly adversely affected by currency exchange rate fluctuations. See Part I, Item 3, of this report captioned "Quantitative and Qualitative Disclosure About Market Risk," for a description of other aspects of our company that may be potentially affected by foreign exchange fluctuations.

Effect Of Inflation

We do not believe that our operating results were adversely affected during the first ninesix months of fiscal 2000 or fiscal 1999 by inflation or changing prices.

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

 . We have accumulated losses since our inception. and our continued inability to generate revenues and profits would adversely affect our ability to complete pending project proposals, introduce our products to the market and raise additional working capital, and could ultimately force us to suspend our operations and even liquidate our assets and wind-up and dissolve our company

   We are a developmental stage company since we have not commenced commercial sales of our burner technologies and have no revenues to date. Our failure to generate revenues and ultimately profits would:

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

   We do not anticipate that we will generate revenues for at least four to six months at the earliest, assuming that one or more of our pending projects lead to a commercial contract. We have, as a result of our lack of revenues, incurred operating losses in the amount of $1,139,766 from our inception in March 1999 through September 30, 2000, and we anticipate that we will continue to incur substantial operating losses for the foreseeable future, despite any revenues we may receive in the short-term from any of our pending projects, due to the significant costs associated with the development and marketing of our burner technologies. We cannot give you any assurance that we will generate revenues or profits in the near future or at all.

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

   We anticipate that we will need to raise at least $700,000 to fund our projected operating and project costs over the next twelve months, and at least $2.5 million, including the $700,000 noted above, in additional working capital to fully implement our longer-term business plan and marketing strategies. We have no current arrangements for obtaining this additional capital other than our current relationship with Mr. Stinson, and will seek to raise this amount in one or more increments through contract advances, public or private sales of debt or equity securities, debt financing or short-term loans, or a combination of the foregoing. We cannot give you any assurance that we will be able to secure the additional capital we require to continue our operation at all, or on terms which will not be objectionable to our company or our stockholders, including substantial dilution or the sale or licensing of our technologies.

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

   .  improve he coordination between our various corporate functions; and

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

   . any amounts we would owe to our creditors ($198,732 as of September, 2000);

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

Dated at Burnaby, British Columbia, Canada, this 13th day of November, 2000.

                                    CLEAN ENERGY COMBUSTION SYSTEMS, INC.


                                    By: /s/ John P. Thuot
                                       ------------------------------
                                         John P. Thuot
                                         President
                                         (principal executive officer)


                                    By: /s/ Barry A. Sheahan
                                       ------------------------------
                                         Barry A. Sheahan
                                         Chief Financial Officer
                                         (principal accounting officer)