Form 10-K
period 2000-12-31
CLEAN ENERGY COMBUSTION SYSTEMS INC
filed 2001-04-13
CIK 1096013

Securities And Exchange Commission
 Washington, D.C. 20549
 _________________

FORM 10-K
 _________________
[ X ]	Annual
For the fiscal year ended December 31, 2000
[__]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ___________ to ___________

Commission file number:  333-88207

CLEAN ENERGY COMBUSTION SYSTEMS, INC.
(Exact name of registrant as specified in its charter)
Delaware	98-0211550
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
7087 MacPherson Avenue, Burnaby, British Columbia, Canada, V5J 4N4
(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:   (604) 435-9339

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common stock, par value $0.0001 per share.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes    [ X ]     No   [__]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this Chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 28, 2001 was indeterminable, given that no public market for the registrant's common stock existed before or as of that date .

The number of shares outstanding of the registrant's common stock as of March 28, 2001:  10,131,694 shares

Documents Incorporated By Reference

Information required by Part III (Items 10, 11, 12 and 13) is incorporated into this annual report by reference to the registrant's definitive proxy statement to be disseminated in advance of its annual meeting of stockholders to be held later in fiscal 2001.

Table Of Contents

Page
Item 1.	Business	1
	Overview	1
	Our Corporate History	3
	How Conventional Pulse Combustion Technology Works	4
	How Our Pulse Combustion Technology Works	4
	Competing Pulse Combustion Products	6
	Competitive Advantages Of Our Pulse Combustion Technology	7
	Competitive Disadvantages Of Our Pulse Combustion Technology	14
	Markets For Burner Units	14
	Marketing Strategy	15
	Pending Proposals For Our Technology	16
	Additional Applications Of Our Technology We Intend To Target In The Near Future	21
	Manufacturing Capacity And Suppliers	22
	Research and Development	22
	License Agreements Governing Our Technologies	23
	Patents And Proprietary Rights	25
	Employees	26
	Governmental Regulation	26
Item 2.	Properties	27
Item 3.	Legal Proceedings	27
Item 4.	Submission Of Matters To A Vote Of Securities Holders	27
Item 5.	MARKET PRICE OF AND DIVIDENDS ON OUR COMMON STOCK AND RELATED STOCKHOLDER MATTERS	28
	Market Information	28
	Dividend Policy	28
Item 6.	SELECTED CONSOLIDATED FINANCIAL INFORMATION	28
Item 7.	management's discussion and analysis of financial condition and results of operations	29
	Overview	29
	Results Of Consolidated Operations	30
	Liquidity And Capital Resources	30
	Plan Of Operation And Prospective Capital Requirements	31
	Other Matters	32
	Uncertainties And Risk Factors That May Affect Our Future Results And Financial Condition	33
Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK	45
	Currency Fluctuations	45
	Interest Rate Fluctuations	46
Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	46
Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	46
Item 10.	OUR DIRECTORS AND EXECUTIVE OFFICERS	46
Item 11.	EXECUTIVE COMPENSATION	46
Item 12.	OWNERSHIP OF OUR SECURITIES BY BENEFICIAL OWNERS AND MANAGEMENT	46
Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	46
Item 14	EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-k	47

ii

With the exception of information relating to our corporate name change, the information set forth in Item 1 of this annual report, captioned "Business," is current as of March 28, 2001, unless an earlier or later date is indicated in that section. The information set forth in the sections of this annual report other than Item 1 is current as of December 31, 2000, unless an earlier or later date is indicated in those sections.

All references to "dollars" in this annual report refer to United States or U.S. dollars, unless specific reference is made to Canadian or Cdn. dollars. For information relative to rates of exchange and currency conversion, see note 2(g) to our consolidated financial statements.

PART I

ITEM 1.     BUSINESS

Overview

Clean Energy ("we," "our company" or "Clean Energy") is a recently-organized development stage enterprise formed and organized on March 1, 1999 to market "burner units" based upon two patented and innovative burner designs we acquired under license-our "pulse combustion technology" and our "diesel fuel combustion technology." These designs were originally invented by one of our founders, Mr. John D. Chato, and are now in a position to be introduced to the market having completed their primary development stage. Each design has a large number of potential industrial, commercial and residential applications. We have one wholly-owned subsidiary, Clean Energy Technologies (Canada) Inc., which focuses on pulse combustion research and development activities. Our principal executive offices and research and development facilities are located at 7087 MacPherson Avenue, Burnaby, British Columbia, Canada, V5J 4N4, and our telephone number is (604) 435-9339.

A burner unit is a furnace or other combustion chamber which uses the combustion process to convert the chemical energy contained in various fuel sources, such as natural gas, propane, gasoline, diesel fuel, oil, or coal, into heat energy measured in "British Thermal Units" or "BTUs." The use of a burner unit to create heat energy is typically the first of a number of steps in which the heat energy is generated for use in a multiplicity of residential, commercial or industrial settings, ranging from simple one-step residential and light commercial applications where the heat energy is used merely to heat air or water, such as the case of space or water heaters, to complicated industrial multi-step applications where the heat energy is subsequently converted into one or more other forms of energy. An illustration of a multi-step industrial application would be electricity generation, where a public utility company first burns oil, natural gas or coal to create heat energy, then uses this form of energy to heat water in a boiler system to create steam energy, then uses this form of energy to run a turbine to create mechanical energy, and ultimately uses this form of energy to create a magnetic field to generate electrical energy. Since the heat generated by the combustion of carbon-based fuels in the burner units is generally "transferred" for other purposes as the end result of the first step in a process, the industry in which we compete, namely, manufacturers and sellers of products incorporating burner units, is commonly referred to as the "heat transfer" industry.

The first of our designs, which we refer to as our "pulse combustion technology," is an elongated or "linear" configured pulse burner technology which can operate on a variety of fuels, including natural gas, propane, powdered coal, and hydrogen. This design can be used to manufacture highly-compact burner units that are more energy-efficient, and emit significantly lower levels of pollutants, than conventional steady-state and "tubular" configured pulse combustion designs. For a description and illustration of our "linear" design as compared to conventional "tubular" configured pulse combustion designs, see that section of this annual report captioned "Business-How Conventional Pulse Combustion Technology Works" and "Business-How Our Pulse Combustion Technology Works." Due to the compactness, simplicity of design and lack of moving parts inherent in our technology, our design also allows burner units to be more inexpensively, easily and quickly manufactured, installed and serviced than conventional steady-state and tubular pulse combustion designs.

We are currently working on production proto-types under pending proposals for the following applications of this technology:

  A 13 million BTU/hour powdered-coal burning pulse combustion unit that will be used for the retrofit of 1,000 boilers used to produce steam for the heating of public buildings.

  A number of natural gas-fueled burner units, ranging from 30,000 BTU//hour to 69 million BTU/hour, to be used to create a low oxygen content exhaust flue reducing gas required for the effective operation of catalytic absorption pollution control systems. An exhaust flue is the pipe or duct which carries the products of combustion out of the combustor. A catalytic absorption pollution control system is a system that cleans combustion exhaust by reacting harmful exhaust components with a catalyst to render them harmless. This project will most likely be extended to diesel fuel applications.

  An 8,000 BTU/hour natural gas-fueled burner unit used to create a low oxygen content hydrocarbon reducing gas required for the operation of fuel cells. A fuel cell is an electrochemical device which combines hydrogen fuel with oxygen to produce electric power, heat and water.

  A natural gas-fueled burner unit used to burn residual flare gases emitted from producing oil wells, and to convert the heat energy created into electricity through a turbo-generator. Flare gases are generally residual or "waste" gases containing contaminants like sulfur that render them difficult to utilize. Because these gases are surplus they are flared off instead of being collected and processed-i.e., they are combined with air and burned in the atmosphere at the end of a tall stack. A turbo-generator is a small, self contained gas turbine generator designed to provide a source of electricity for remote sites like oil wells or to provide commercial or industrial users a additional or supplementary source of electricity to the power they receive from the utility grid.

  A 50,000 to 200,000 BTU/hour diesel-based burner to be used for space heaters in heavy-duty special-purpose vehicles.

  A natural gas-fueled burner unit to be used for industrial paper and pulp dryers.

  A natural gas fueled 400,000 to 500,000 BTU/hour instantaneous water heater.

Most of the testing of our pulse combustion technology to date, as well as under our pending proposals, are fueled by either natural gas or powdered coal, although our pulse combustion technology has the capability to use any carbon-based fuel as its energy source. Natural gas is a logical fuel choice, particularly in North America, due to its abundant supply and clean-burning characteristics. The primary barrier to the greater use of natural gas has been transportation, as pipelines are generally required to convey natural gas from source to location of intended use. Coal is also a logical fuel choice world-wide due to its abundant supply, although there are still outstanding environmental issues relating to the burning of coal and the cost of scrubbing and other emission-control technologies required to reduce resultant pollutants, particularly sulfur dioxide (SO2) or "acid rain."

We believe the demand for cleaning burning fuels will continue as clean air legislation and public environmental pressures increase. Even though our current focus is on natural gas and coal burning applications, our pulse combustion technology can also use other carbon-based fuels as its energy source. We have, for example, successfully burned gasoline, propane, and a powdered coal and hydrogen mix, and also believe our technology will be equally successful in burning diesel and oil.

The second of our designs, which we refer to as our "diesel fuel combustion technology," is a burner technology which enables some conventional steady-state burner units to burn diesel fuel instead of natural gas or propane. This design not only allows a user to use diesel as his fuel of choice where warranted by price or supply considerations, but also results in lower levels of pollutants than that emitted through the burning of natural gas or propane in these types of burner units. We are currently working on production proto-types under pending proposals for the adaptation of two natural gas fueled burner units to burn diesel fuel.

The ability to efficiently burn fuel in order to conserve energy resources, while eliminating or minimizing the various pollutants resulting from the combustion process, has become worldwide economic and political issue as a result of increasing awareness and concerns over the past 25 years relative to energy conservation and the impact of pollution on our environment and health. One of the consequences of these concerns has been the imposition of ever increasing levels of regulatory restraints on emission levels and, to a lesser degree, fuel usage, particularly in the developing countries of the world. In the United States, for example, not only does the United States Environmental Protection Agency impose nationwide emission standards, but various states and their political subdivisions impose even more stringent emission standards. The best example of this is California, which imposes the most stringent automobile emission standards in the world, and the South Coast Air Quality Management District, a California regional governmental agency which imposes the strictest pollution control requirements in the world on a broad range of industrial and commercial emissions in the four counties comprising the Los Angeles metropolitan area.

We believe that our pulse combustion technology, in particular, has the potential to bring dramatic improvements in both efficiency and pollution control, particularly in view of the existing limitations of conventional steady-state combustion and pollution control technologies which we believe are approaching, if not at, their theoretical limits of effectiveness. We anticipate that the various advantages of our technologies will afford us the opportunity to ultimately develop and introduce a large variety of different burner units cutting across a broad number of diverse industrial, commercial and residential heat transfer markets through a variety of commercial arrangements with established heat transfer industry partners, including licensing, royalty, joint venture and manufacturing agreements.

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

Our Corporate History

Our company was formed and organized on March 1, 1999 under the name Clean Energy Technologies, Inc., by two groups of founders, whom we refer to as the "BO Group" and the "Alberta Group." We changed our corporate name to Clean Energy Combustion Systems, Inc. on May 20, 1999.

The "BO Group" is comprised of BO Tech Burner Systems Ltd. and several of their principals, including Messrs. John D. Chato, John P. Thuot, Barry A. Sheahan, and James V. DeFina. BO Tech Burner Systems Ltd., in turn, is part of a group of three affiliated British Columbia corporations, whom we refer to as the "BO Companies," who expended over Cdn. $4 million in primary development for our pulse combustion technology over the ten year period ended December 31, 1998. The other two members of the BO Companies are BO Gas Limited, a majority-owned subsidiary of BO Tech Burner Systems Ltd., and BO Development Enterprises Ltd., the majority-owned parent of BO Tech Burner Systems Ltd.

Mr. John D. Chato is the inventor of both our pulse combustion and diesel fuel combustion technologies, as well as the owner and licensor of our diesel fuel combustion technology. Messrs. Chato, Thuot, and Sheahan are also officers and directors of each of the BO Companies, as well as direct or indirect stockholders of each of these companies through BO Development Enterprises Ltd. Mr. DeFina is a key employee of the BO Companies, as well as a direct or indirect stockholder of each of these companies.

Messrs. Chato, Thuot and Sheahan were appointed as executive officers and directors, and Mr. DeFina as one of our executive officers, as part of our formation. In connection with our formation, we issued 6,525,713 shares of our common stock to BO Tech Burner Systems Ltd., and a total of 1,074,287 shares of our common stock to Messrs. Chato, Thuot, Sheahan, DeFina and Robert Alexander, who served at that time as an unpaid advisor. BO Tech Burner Systems Ltd. subsequently distributed 2,599,084 of our common shares held by it to BO Development Enterprises Ltd., while at the same time transferring an additional 753,724 shares to BO Gas.

The Alberta Group is comprised of 818879 Alberta, Ltd., an Alberta corporation which currently owns and licenses our pulse combustion technology to us, and Ravenscraig Properties Limited, an affiliate of 818879 Alberta, Ltd. Both 818879 Alberta, Ltd. and Ravenscraig Properties Limited are owned and controlled by Mr. R. Dirk Stinson, who became one of our directors in January 2000. Neither of these companies or Mr. Stinson are related to any of the members of the BO Group or their respective principals. In connection with our formation, we issued 2,043,750 shares of our common stock to Ravenscraig Properties Limited and 1,000 shares of our series "A" preferred stock to 818879 Alberta, Ltd.

On February 16, 1999, our founders caused our wholly-owned research and development Canadian subsidiary, Clean Energy Technologies (Canada) Inc., a British Columbia corporation which we refer to as "Clean Energy Canada, " to be incorporated and organized, and we acquired all of the common stock of Clean Energy Canada on March 1, 1999.

How Conventional Pulse Combustion Technology Works

Conventional pulse combustion burner technology is a burner unit design comprised of two geometrically-configured adjoining channels and chambers-a combustion chamber and an exhaust channel or "tailpipe." As shown in the illustration below, most conventional pulse combustion burner units use a "tubular" configuration, similar to a bottle with an elongated neck. In operation, fuel and air are first injected from an intake channel into the combustion chamber (at the base of the bottle) where they are ignited with an ignition rod and commence burning (in the bottom portion of the bottle). The heat created by the combustion process then generates a pressure wave which travels from the combustion chamber through the tailpipe (the elongated neck of the bottle), carrying with it various gases or "effluents" resulting from the combustion process. As the effluent gases exit the tailpipe and the exterior of the combustion chamber cools, a partial vacuum is created within the combustion chamber which, in turn, pulls a new supply of air and fuel into the combustion chamber from the intake channel. This new fuel-air mixture is then compressed by effluent returning or "pulsing back" from the tailpipe, and ignites on its own without the need of the ignition rod as a result of this pressure increase and the remaining heat within the combustion chamber, causing the entire process to repeat. Most conventional pulse combustion technology, for example, operates at anywhere from 60 to 70 cycles per second depending upon the configuration and application. It is this oscillating or "pulsating" condition-hence, "pulse" combustion-which differentiates pulse combustion from conventional steady-state combustion, where combustion is provided through the steady or continuous burning of a flame, such as in the case of a kettle of water being heated on a gas stove.

How Our Pulse Combustion Technology Works

The principal drawbacks of conventional pulse combustion technology has been noise and vibration and an inability to efficiently generate large quantities of BTUs through the combustion process. As discussed in greater detail below, the noise and vibration result from the operation of the conventional pulse combustion burner at relatively low frequencies of 60 to 70 cycles per second. The conventional pulse combustion burner's inability to efficiently generate large quantities of BTUs can be attributed to its geometries. Specifically, as the dimensions of the "bottle" are expanded or elongated in order to increase BTU production capacity, the heat output and heat transfer efficiency of the unit decreases, while emissions and noise and vibration levels increase. As illustrated below, our company's solution to these problems was to maintain the most efficient shape of the "bottle" in terms of its "cross-section," while extending the "depth" of the bottle in a linear or straight-line direction:

[ILLUSTRATION OF CONVENTIONAL COMPARED TO LINEAR PULSE COMBUSTORS]

Our design eliminates the noise and vibration levels associated with conventional pulse combustion since the design of our unit allows it to operate at anywhere from 350 to 650 cycles per second depending upon the configuration and application. Moreover, the depth implicit in our design allows us to significantly increase the unit's overall heat output, without loss of efficiencies and increase of emissions.

We use two different pulse combustion designs depending upon the application required-our initial "linear" configuration and a more recently developed "cylindrical" variant. Set forth below is a diagram of a water or space heating system containing three combustion chambers based upon our linear configuration:

[ILLUSTRATION OF LINEAR PULSE COMBUSTOR]

Note the elongated or "linear" shape of each burner chamber as indicated in the above diagram, both height- and width-wise as they progress from the wider combustion chamber into the narrower tailpipe, as well as depth-wise. The basic dimensions of each burner chamber, in terms of relative height, width and depth, resembles the shape of a "blade." For this reason our company sometimes refers to our pulse combustion technology as "pulse 'blade' combustion" or "PBC" technology, principally to differentiate our original linear blade configuration from the "tubular" pulse combustion configuration conventionally used today.

It is important to note that so long as we maintain the basic geometries of our "blade" design, whether in the linear or cylindrical configuration, we can obtain additional heat output where required, by making one or both of the following simple alterations to the basic design depending upon space and use considerations:

  extending or "scaling-up" either:

    the depth of the system (i.e., the length of the existing pulse combustion burner chambers and intervening water or air chambers), while maintaining the width and height of the burner chambers, or the width or height of the burner chambers, while maintaining basic blade design geometries; or
  adding or "stacking" one or more additional pulse combustion burner chambers and intervening water or air chambers on a side-by-side basis, as illustrated above.

The principal advantage of our linear configuration over our cylindrical configuration is that it lends itself more readily to the joining together on a side-by-side basis of separate operating "modules," each module containing one or more combustion units. We can then regulate or adjust heat output by turning one or more of these adjoining modules on or off. This on-off capacity, which we refer to as "turn-down capability," allows our linear unit to operate at a number of differing pre-selected higher or lower output levels while maintaining optimum heat output and heat transfer efficiencies. Conventional systems have very low efficiencies and high emissions while operating in a lengthy startup modes or partial capacity during low demand periods of operation.

We developed our cylindrical configuration for use in applications where turn-down capability is not a consideration. There are several benefits to the cylindrical shape for these applications, including lower manufacturing costs, innate structural integrity, and elimination of gases collecting in corners.

Competing Pulse Combustion Products

Pulse combustion technology is not a new development. It has been in the public domain since early in the century, and was used in World War II to power the infamous V-1 "buzz bombs." Until recently, however, its use for commercial heat transfer applications has been relatively limited.

Pulse combustion technology was first applied to the manufacture of boilers in the late 1950's by Lucas Rotax in its "Pulsamatic" boiler. The introduction of the technology was short-lived, though, due to lack of strong marketing and the absence of incentive to buy high-efficiency boilers when gas prices were low.

The technology was reactivated in 1979 when Hydrotherm Corporation introduced its high-efficiency residential "Hydropulse" series of residential water boilers. Lennox International, Inc., also incorporated pulse combustion technology into several of its products in 1976 through a collaborative working agreement with the American Gas Association and the Gas Research Institute, and introduced several models of an ultra-high efficiency pulse-forced-air furnace into the marketplace in 1992.

Even though the higher efficiencies afforded by pulse combustion over conventional steady-state combustion is a well known fact in the residential and commercial heating industry, pulse combustion products still have not been widely introduced, and have had limited penetration in the markets they have been introduced into. We believe the principal reasons for this limited market penetration are higher manufacturing and installation costs, which translate into higher sales prices, as well as noise considerations. Indeed, to our knowledge the only significant manufacturers and marketers of pulse combustion burner units within the United States today are:

  Hydrotherm Corporation, which markets three natural gas-fueled pulse water boiler systems rated at from 100,000 BTUs/hr to 300,000 BTUs/hr for residential and commercial "hydronic" space heating purposes. In hydronic space heating, hot water is circulated in an enclosed system through a series of interconnected pipes located within a concrete slab in a building. As the hot water circulates, the heat it emanates warms the air spaces above and below the slab .

  Lennox International, Inc., which markets two natural gas-fueled forced-air pulse combustion furnaces for space heating, ranging from 50,000 BTUs/hr to 100,000 BTUs/hr output.

  Fulton Boiler Works, Inc., which markets:

    two lines of natural gas or propane fueled boilers for commercial and small business purposes, namely, a line of low pressure models rated at between 500,000 to 750 BTUs/hr input, and a line of high pressure models rated at between 500,000 to 700,000 BTUs/hr input; and

    two lines of pulse boilers used for hydronic heating purposes, rated at between 300,000 to 1,400,000 BTUs/hr input.

Each of these competitors positioned their pulse combustion products as premium-priced, "higher efficiency" alternatives to conventional steady-state combustion product lines.

All of Lennox's, Fulton's and Hydrotherm's pulse combustion products utilize a long "tubular" design. For example, in the case of the Lennox unit, the tube is approximately eight feet long and is looped or coiled vertically for space efficiency. The principal operational feature of the conventional tubular design is the low number of repetitive combustion pulses or cycles at which it operates, typically 60 to 70 cycles per second.

There are also numerous manufacturers and marketers of conventional steady-state combustion products within the United States that compete with pulse combustion products, including Cleaver Brooks, Raypack, Inc., AERCO International Inc. and Weben-Jarco, as well as Lennox, Fulton and Hydrotherm.

Competitive Advantages Of Our Pulse Combustion Technology

Summary Of Competitive Advantages Over Conventional Steady-State Combustion And Conventional Tubular Pulse Combustion Technologies

As discussed below in greater specificity, our pulse combustion technology affords the following principal competitive advantages over conventional steady-state combustion and conventional tubular pulse combustion technologies:

  Our pulse combustion technology enables burner units to operate with:

    significantly higher energy conversion efficiencies than conventional steady-state combustion technology, leading to significantly higher fuel savings than these technologies, and slightly higher heat output and heat transfer conversion efficiencies than conventional tubular pulse combustion technologies, leading to slightly higher fuel savings than these technologies.

  Our pulse combustion technology enables burner units to emit:

    significantly lower emissions than conventional steady-state combustion technology, and significantly lower emissions of oxides of nitrogen, commonly known as "NOx," than conventional tubular pulse combustion technologies, and comparable or slightly lower emission levels than these technologies with respect to emissions other than Nox.

  Our pulse combustion technology allows unlimited size or output variations with our pulse blade design, as opposed to conventional "tub" pulse burners which have no scalability and thus are very limited in operating efficiently outside their comparatively narrow application range;

  Our pulse combustion technology enables very fast warm-up or ramp-up time to optimum efficiencies as compared to large conventional boiler systems that take some time to get up to temperature from cold start or turn down point.

  Our pulse combustion technology results in significantly smaller and lighter burner units and systems than allowed by both steady-state combustion and conventional tubular pulse combustion technologies due to our compact and simple linear design, and the elimination of the need for an external primary heat exchanger. This advantage is compounded in multi-burner scale-up configurations. Moreover, our burner units are so much more compact in size that rather than performing complete boiler system replacements that it can actually be installed into the exisiting boiler unit thereby saving considerable capital cost. You should note that a burner unit retrofit is a fraction of the cost of a complete boiler replacement.

  Our pulse combustion technology allows burner units to be designed for operation at optimum energy conversion efficiencies and low emission levels at differing pre-selected output levels due to our integrated modular design and resultant turn-down capability. While conventional steady-state combustion and tubular pulse combustion units can also operate on a similar modular basis, they can only do so when aligned in a bank of separate burner systems, while our design allows us to incorporate numerous combustion chambers within a single combustion system. This advantage allows us to compound the size and weight advantage which the compact size of our pulse burner technology already affords us on a unit-versus-unit comparison basis.

  Our pulse combustion technology allows burner units to be manufactured and installed at significantly lower costs than steady-state combustion and conventional tubular pulse combustion technologies due to our simplicity of design, compact size and lack of moving parts.

Better Energy Conversion Efficiencies

  Background:   Among the principal considerations is evaluating a burner unit are its relative "energy conversion efficiencies," which refers to its overall ability to convert the maximum amount of chemical energy contained in the fuel into heat energy through the combustion process, and to then apply or transfer this heat for the intended purpose. The ultimate economic measure of energy conversion efficiencies is fuel savings. Essentially, a burner unit which is more energy conversion efficient will use a lesser amount of fuel to generate and transfer a required level of heat than a less efficient combustion unit. The energy conversion efficiency of a burner unit can be broken down into the following constituent elements:

    Heat Output Efficiency:   As previously discussed in this annual report, a burner unit uses the combustion process to convert the chemical energy contained in various fuel sources into heat energy measured in BTUs. The term "heat output efficiency" simply refers to the ability of the combustion process to effectively convert the maximum amount of chemical energy contained in the selected fuel into heat energy. For example, ten cubic feet of natural gas could potentially produce 1,000 BTUs of heat energy assuming its entire chemical energy was converted into heat energy through the combustion process-although, as a practical matter, perfect heat output efficiency never occurs due to a number of variables. To the extent chemical energy is not converted into heat energy, it is discharged as part of the exhaust stream in the form of various post-burn chemical gases including NOx, carbon monoxide and sulfur dioxide-resulting in unextracted or "wasted" of heat energy potential.

    Heat Transfer Efficiency:   As previously discussed in this annual report, the commercial application of a burner unit is to act as a "heat transfer" device to heat water or air. The term "heat transfer efficiency" simply refers to the ability of the heat transfer surfaces of the combustion unit to effectively "transfer" the maximum amount of heat generated by the combustion process to warm the water or air, instead of allowing any of this heat to be discharged as part of the exhaust stream-resulting in unapplied or "wasted" heat energy.

    Start-Up Efficiencies:   All combustion units, including both conventional steady-state and pulse combustion units, require a period of time to "warm-up" before they attain optimum combustion temperatures. Generally speaking, the bigger the combustion unit in terms of BTU output capacity, the longer the warm-up period. The warm-up time for a conventional steady-state 10 million BTU/hour boiler, for instance, is approximately two hours.

  Energy Conversion Efficiency Advantages of Pulse Combustion Over Conventional Steady-State Combustion:   Energy conversion efficiencies associated with pulse combustion are significantly higher than those of conventional steady-state combustion for the following reasons:

    Heat Output Efficiencies:   Pulse combustion results in significantly higher heat output efficiencies than conventional steady-state combustion since the more turbulent combustion environment and internal combustion pressures resulting from the repetitive pulse combustion cycles promote more thorough combustion. Consequently, a greater proportion of chemical energy per unit of fuel is converted into heat energy instead of being wasted or discharged as part of the exhaust stream.

    Heat Transfer Efficiencies:   In conventional steady-state combustion, a zone of air called a "buffer layer" is created adjacent to the interior surfaces of the combustion unit, including those being used for heat transfer purposes. This layer acts as a barrier which channels the heat energy generated by the combustion process away from the exterior surface areas and down the middle of the exhaust pathway, allowing a significant portion of the heat energy created to be wasted without application for heating purposes. This buffer layer affect does not occur in pulse combustion, however, since the more turbulent combustion environment and internal combustion pressures resulting from the repetitive pulse combustion cycles forces a greater proportion of the heat energy to circulate against the heat transfer surfaces, resulting in less wasted heat energy than conventional steady-state combustion. For example, most conventional steady-state combustion units have a heat transfer efficiency rating in the 70% to 85% range, meaning that a corresponding percentage of the heat created is actually transferred to the targeted medium. By way of comparison, most conventional "tubular" pulse combustion units on the market today have a heat transfer efficiency rating in the range of 90% to 96%.

    Start-Up Efficiencies:   As the result of its repetitive on-off cycling, pulse combustion can attain optimal combustion temperatures much more quickly than conventional steady-state combustion, which translates into both fuel savings and less operational downtime while the burner unit warms-up. The warm-up time for a 10 million BTU/hour pulse combustion boiler, for instance, would be approximately two minutes, as compared to the two hour warm-up time noted above for a comparable conventional steady-state boiler.

  Energy Conversion Efficiency Advantages of Our Pulse Combustion Technology Over Conventional "Tubular" Pulse Combustion:    The various energy conversion efficiencies afforded by pulse combustion result from the more turbulent combustion environment and internal combustion pressures resulting from the repetitive pulse combustion cycles. Our pulse combustion design, as a consequence, can deliver greater energy conversion efficiencies than conventional tubular pulse combustion designs as a result of the greater number of burning cycles at which our design operates. Conventional tubular pulse combustion units, for instance, generally operate at only 60 to 70 cycles per second. Our pulse combustion technology, on the other hand, operates at anywhere from 350 to 650 cycles per second depending upon the configuration and application, or 6 to 9 times the rate of conventional tubular pulse combustion, leading to better heat output, heat transfer and start-up efficiencies.

Test evaluations conducted in 1993 by an independent engineering firm, for example, showed overall energy efficiency rates for our pulse combustion water heater in the order of 94%. An alternative method to calculate heat output efficiency is to evaluate emission levels, since lower emissions means more fuel is being converted into energy. As discussed in greater detail below, more recent emissions tests on our burners conducted through independent testing agencies show exhaust readings of less than 10 parts per million for both carbon monoxide and for oxides of nitrogen, meaning that over 99% of the heat energy of the fuel was consumed in the combustion process. For these reasons we believe the heat output efficiency of our pulse combustion technology exceeds 99%.

Lower Emissions

  Background:   There has been increased worldwide awareness and concern over the past 25 years over the effect of atmospheric pollutants on the environment and people's health, leading to ever-increasing levels of regulatory emissions constraints, particularly in the developed countries of the world. In order to address these concerns and satisfy current and anticipated regulatory requirements, prospective purchasers are now demanding burner units which emit significantly lower levels of post-burn chemical gases, including NOx, carbon monoxide, sulfur dioxide and other residual gases, while maintaining the energy conversion efficiencies necessary to minimize fuel costs.

In designing and operating burner units with an eye toward reducing emissions, manufacturers and operators must consider two inter-related variables, the "completeness" of the burning process as evidenced by its heat output efficiency, and the amount of so-called "excess air" required to maintain stable combustion based upon the fuel to be burned. Specifically:

    There is an inverse relationship between heat output efficiency and emission levels. As previously discussed in this annual report, heat output efficiencies are a function of the completeness of the burning process. The more compete the process, the greater amount of the chemical components of the fuel will be converted into heat energy, and the less amount of unconverted fuel, in the form of various post-burn chemical gases, will be emitted as part of the exhaust stream.

    The amount of pollutants is also a function of the level of "excess air" used in the combustion process, as measured as a percentage of oxygen contained in the exhaust stream. Simply put, the combustion process requires, at a minimum, two quantities of oxygen-the first quantity of oxygen representing that amount necessary to bond and chemically react with the fuel as part of the combustion process in order to convert its chemical energy into heat energy, and the second quantity of oxygen representing an additional amount necessary to maintain a "stable" combustion environment. If there are insufficient quantities of this latter amount of additional oxygen in the combustion environment, referred to as "excess air," then the combustion process will sputter or be "unstable," resulting in reduced energy conversion efficiencies. By way of example, natural gas-fueled water heaters typically operate with excess air rates of 30% to 40% of the exhaust stream, which constitutes approximately 30% to 40% of the amount of additional oxygen required to burn the natural gas and convert it into heat energy.

From an emission control standpoint, the greater amount of excess air the better. Specifically, the excess air promotes the re-burning of the various post-burn chemical gases from the primary combustion process, and consequentially lowers emissions. Excess air is not beneficial, however, from a heat transfer efficiency standpoint, since the excess air captures or "steals" the heat generated by the primary combustion process, which makes it unavailable for the intended heat transfer purposes. The more excess air-the greater the loss in heat transfer efficiency. As a consequence of this dynamic, operators of burner units are faced with the following "no-win" choice: if their primary requirement is pollution control-they must operate their burner unit at "richer" oxygen levels and bear the attendant greater fuel costs due to the resulting loss of heat transfer efficiency; and if their primary requirement is lower fuel costs-they must operate their burner unit at increased emission levels.

  Emission Control Advantages of Pulse Combustion Over Conventional Steady-State Combustion:   As previously discussed in this annual report, pulse combustion results in a more complete combustion process than conventional steady-state combustion due to the more turbulent combustion environment and internal combustion pressures resulting from the repetitive pulse combustion cycles inherent in pulse combustion process, resulting in the emission of less post-burn chemical gases as part of the exhaust stream. Pulse combustion can, however, maintain stable combustion at significantly lower excess air rates than conventional steady-state combustion as a result of its combustion dynamics. As a result, higher heat transfer efficiencies can be maintained with pulse combustion as compared to conventional steady-state combustion, resulting in improved fuel savings, while at the same time lowering emission levels.

  Emission Control Advantages of Our Pulse Combustion Technology Over The Conventional "Tubular" Pulse Combustion:   The ability of the pulse combustion unit to completely burn fuel results from the more turbulent combustion environment and internal combustion pressures resulting from the repetitive pulse combustion cycles. Our pulse combustion design, as a consequence, offers significantly reduced NOx emissions than conventional tubular pulse combustion designs, and comparable or slightly lower levels of other emissions, such as sulfur dioxide and carbon monoxide, as a result of greater number of burning cycles inherent in our design. Simply put, the greater number of burning cycles, the more complete the burning process, and the lower the level of emissions. As previously noted, pulse burner units using the conventional tubular pulse combustion configuration typically operate at 60 to 70 cycles per second. Our pulse combustion technology, on the other hand, operates at anywhere from 350 to 650 cycles per second depending upon the configuration and application, which translates into significantly lower emissions.

The ability of our pulse combustion technology to reduce emissions is illustrated by the following independent test results:

    In February, 1994, the Center for Emissions Research, and Certification, Inc., an independent testing agency under the auspices of the Southern California Air Quality Management District located conducted a series of tests at their facilities in the City of Industry, California, of a 30,000 to 94,000 BTU/hour natural gas-fueled residential water heater demonstration unit using our cylindrical pulse combustion design. These tests followed a test protocol developed by the Southern California Air Quality Management District. The average NOx emissions of these tests, based upon three test runs conducted and monitored by the Center using their testing equipment, was 9.5 Ng/Joule.

    In May, 1994, the American Gas Association Laboratories, an independent testing laboratory, conducted a series of tests at their facilities in Cleveland, Ohio, on an 8,000 BTU/hour natural gas-fueled water heater demonstration unit using our linear pulse combustion design. These tests followed the same test protocol developed by the Southern California Air Quality Management District and used by the Center for Emissions Research, and Certification, Inc. in conducting its tests. The average NOx emissions of these tests, based upon a series of test runs conducted and monitored by the American Gas Association Laboratories using their testing equipment, was 5.5 Ng/Joule.

    In February, 1997, the Canada Centre for Mineral and Energy Technology, or "CANMET," conducted a series of tests at our research and development facilities of (1) a 15,200 BTU/hour natural gas-fueled industrial drying furnace unit using linear pulse combustion configuration, and (2) a 10,700 BTU/hour combination natural gas and coal powder-fueled industrial drying furnace unit. All tests were conducted and monitored by CANMET using its own test protocols and testing equipment. CANMET reported zero parts per million NOx and sulfur dioxide emissions for all of these tests, with the exception of one anomalous NO reading on one test arising from the addition of air through a coal feeding orifice.

No further independent testing has been carried out or required since the tests described above.

We believe that our pulse combustion technology is so effective in reducing the emissions of post-burn chemical gases that it can be utilized as a relatively inexpensive pollution control device. In these cases our burner units would re-burn the exhaust from a commercial or industrial process, while at the same time generating heat energy which can be used for various heat transfer applications, such as electricity co-generation, consequentially reducing operating costs. The cost to manufacture, install and operate our burner units for these applications should be significantly cheaper than current scrubber applications. Co-generation is the process of supplying both electric and steam energy from the same power source-that is, combustion heat generated from a single process is used to create both electric or mechanical and steam energy. A scrubber is a chemical or electrostatic process used to remove pollutants from an exhaust stream after combustion.

Compact Size

Our pulse combustion burner units are significantly smaller than conventional steady-state and tubular pulse combustion units of equivalent output due to the following considerations:

  our burner units require a smaller combustion chamber to generate equivalent heat output and heat transfer capabilities than conventional steady-state and tubular pulse combustion units due to the geometric configuration of our design as well as the higher number of pulse cycles at which our unit operates; and

  conventional steady-state and tubular pulse combustion units require separate, large external heat exchangers to transfer heat energy, regardless of application, while the walls of our burner design act as primary heat exchange surfaces.

This size advantage is extremely important where limited floor or room space considerations apply. For instance, a 100,000 BTU/hr low pressure boiler system utilizing our linear configuration is approximately the size of a briefcase, and weighs approximately 50 pounds, exclusive of the jacketing, muffler and a secondary heat exchanger connected to the tailpipe. By way of comparison, a low pressure boiler system utilizing a conventional tubular combustion unit contains a combustion chamber which is approximately two feet in diameter and three feet in height, and weighs in excess of 200 pounds. The size of conventional steady-state combustion units, in turn, equal or exceed that of conventional tubular combustion units of comparable output.

Integrated Modular Design

As previously discussed in this annual report, one of the principal advantages of our pulse design is that it lends itself readily to the joining together on a side by side basis of separate but integrated operating "modules," each module containing one or more combustion units that work in concert. This modular design affords the following advantages over both conventional steady-state combustion and tubular pulse combustion designs:

  Turn-down Capability:   All conventional and pulse burners operate at an optimum energy conversion efficiency and emission levels based upon their design, measured in terms of BTU output. A 100,000 BTUs/hour conventional steady-state furnace, for example, is designed to operate most efficiently at a level of fuel-mixture, referred to as the "turn-down ratio," which would generate 100,000 BTUs of heat energy per hour after taking into consideration the inefficiencies inherent in that particular design. If the unit is operated at levels above or below the rated optimum output in order to regulate or adjust heat output by either increasing or decreasing the amount of incoming air and fuel, then the heat output and heat transfer efficiencies will decline and emission levels increase.

As previously discussed in this annual report, one of the principal advantages of our pulse combustion design over both conventional steady-state combustion and tubular pulse combustion designs is that our burner units can be designed to incorporate numerous combustion chambers aligned on a side-by-side basis within a single combustion unit. These combustion chambers can then be engineered to operate together in separate "modules" consisting of one or more combustion chambers. This modular configuration is important since it allows us to regulate or adjust heat output while maintaining maximum heat output and heat transfer efficiencies and lower emissions levels, which we refer to as "turn-down capability," by simply turning one or more modules contained in a combustion unit on or off. Moreover, should an operator desire to increase the combustion units' overall output ability, he need only attach a new module to the system.

While conventional steady-state combustion and tubular pulse combustion units can also operate on a similar modular basis, they can only do so when aligned in a bank of separate burner systems, while our design allows us to incorporate numerous combustion chambers within a single combustion system. This advantage allows us to compound the size advantage which the compact size of our pulse burner technology already affords us on a unit versus unit comparison basis.

  No Downtime For Maintenance and Repair:   The modular design of our pulse combustion technology also allows for easy assembly and disassembly, enabling the operator to repair or replace sections of the burner unit in most configurations while maintaining full energy output from the remaining modules. This feature is particularly important in commercial and industrial applications requiring continuous operation.

No Moving Parts

Many conventional tubular pulse systems employ flapper valves on their intake channels. Our pulse combustion technology, on the other hand, is a simple design which requires no valves or other moving parts to operate, leading to increased operating reliability and reduced maintenance and repair costs.

Ability to Operate on a Wide Range of Fuels

Our pulse combustion burner unit has the capability to use any carbon-based fuel as its energy source. Although most of our testing to date has been done with natural gas and powdered coal, we have also successfully burned gasoline, propane, and a powdered coal and hydrogen mix, and believe our burner technology will also successfully burn diesel and oil.

Reduced Operating Noise

One of the principal drawbacks of conventional tubular pulse combustion is the cost and effort required to dampen its operating noise to levels commensurate with conventional steady-state combustion units. As previously discussed in this annual report, conventional tubular pulse combustion units operate at approximately 60 to 70 cycles per second due to their configuration. The oscillating pressure waves from these cycles create a corresponding low frequency standing sound wave of approximately 60 to 70 Hz, resulting in a very loud, continuous and deep level of operating noise. Due to the relatively long length of this sound wavelength, technically complicated and expensive dampening technology is required in order to mute the operating noise to levels commensurate with conventional steady-state combustion.

The noise generated by our pulse combustion technology, on the other hand, operates at between 350 and 600 cycles per second depending upon the configuration, and is "tuned" to create a standing sound wave of approximately 440 Hz. Although this continuous soundwave is equally loud, albeit at a higher pitch, than that associated with conventional tubular pulse combustion, it nevertheless lends itself to relatively simple and inexpensive dampening technologies due to the short longitudinal length of its wavelength, which affords it significant competitive advantages over conventional tubular pulse combustion technology.

Lower Manufacturing and Installation Costs

The cost to manufacture and install a conventional steady-state 100 million BTU/hr boiler can exceed $10 million, and could take three years to design, manufacture and install from the date the order is placed. A conventional tubular pulse combustion boiler with comparable output would likely be equally expensive.

Due to the simplicity and compact size of our design, including lack of moving parts, we believe that we can design, manufacture and install a pulse combustion boiler system with comparable output at a significantly lower cost, and a significantly shorter design-through-installation period. For example, we estimate that the 100 million BTU/hr pulse combustion boiler system mentioned would cost approximately one-half of that of a conventional tubular pulse combustion boiler with comparable output, and would have approximately one-third the weight and take up approximately one-third of the floor space of the comparable tubular pulse combustion boiler.

Competitive Disadvantages Of Our Pulse Combustion Technology

The principal competitive disadvantage of our pulse combustion technology is that our design is new and unique, and no products based upon our pulse combustion technologies and configurations have been commercially produced or sold to date, either by our company or by any of our competitors. Moreover, while the higher efficiencies afforded by pulse combustion are well known in the residential and commercial heating industry, we believe that conventional pulse combustion products have not been widely accepted in this market segment due to their higher product cost, noise and vibration, limitation in BTU generation capacity, and technical performance issues relating to their tubular design. In order to establish market acceptance, we will need to both satisfactorily educate prospective purchasers of our products, including burner manufacturers and retailers, relating to the benefits of our technology over both conventional pulse and steady state combustion technologies. We will also have to develop internal and external manufacturing, sales, marketing and distribution capabilities. For a more comprehensive description of these issues, see "Risk Factors-Risks Relating To Our Company And Our Business."

Markets For Burner Units

Burner units are used worldwide for numerous commercial, industrial, residential and specialty heat transfer applications. The following list of heat transfer markets applications is instructive:

  Water Heater and Boiler Market:   In these applications heat generated by a burner unit is used to either heat water in an unpressurized water heating system, or to heat water to create steam or pressurized hot water in a pressurized boiler system. Hot water is required in a variety of residential, commercial and industrial uses, including homes, apartment buildings, schools, hospitals, hotels, office buildings, restaurants, stores, laundries, car washes, warehouses, industrial plants, boats/ships and recreational vehicles. Steam or pressurized hot water is used for many commercial or industrial applications, including both direct applications such as steam cleaning and indirect applications where steam is used to run a turbine in order to generate electricity. As discussed in greater detail below in that section of this annual report relating to our pending proposals, we are currently working on this type of project to retrofit boiler systems for public buildings, and are also working on water heater applications.

  Space Heating Market:   In this application heat generated by a burner unit called a furnace is used to heat airspace in a variety of residential, commercial and industrial settings, including those mentioned above in the discussion relating to water heaters. As discussed in greater detail below in that section of this annual report relating to our pending proposals, we are currently working on this type of project for heavy-duty special-purpose vehicles.

  Industrial Drying Market:   In this application heat generated by a burner unit is used in industrial processes to dry materials or break them into small pieces, known as "atomization." Industries which employ industrial burners include the food processing, plastic, polymer, rubber, chemical, mineral, pulp and paper, and pharmaceutical industries. As discussed in greater detail below in that section of this annual report relating to our pending proposals, we are currently working on this type of project for a pulp and paper manufacturer.

  "One-Of-A-Kind" Industrial Project Market:   In this application a burner unit is used for industrial applications best described as "one-of-a-kind" which often require custom engineering or fabrication, such as retrofitting of power generation plants, new power plants, and large co-generation installations.

  Specialty Application Markets:   In this application a burner unit is used for various specialty applications. A good example of a specialty application is the need for "inert" process gases for industrial operations, such as catalytic absorption pollution control systems, fuel cells and horizontal down-hole drilling. Inert process gases are exhaust gases which contain low or zero levels of oxygen. As discussed in greater detail below in that section of this annual report relating to our pending proposals, we are currently working on these types of projects for both catalytic absorption pollution control systems and fuel cells.

  Pollution Control Equipment Market:   In this application a burner unit is used as a secondary pollution control device to "reburn" industrial flue gases generated by a primary industrial or commercial processes in order to remove the pollutants contained in these gases. Typical industrial and commercial settings which require the use of pollution control equipment are manufacturing facilities, power plants, chemical plants, refineries and paper mills.

Marketing Strategy

Both our pulse combustion technology and our diesel fuel combustion technology have completed their respective research and development stages, and the next step in exploiting these technologies is to introduce these technologies to the various markets in order to build market penetration and share and product knowledge and acceptance. Given the broad range of potential applications and markets for our burner technologies, we anticipate that we will introduce our technologies to these potential markets through a number of different strategies and approaches, including the following types of arrangements:

  Royalty Agreements:   We will seek royalty arrangements with equipment manufacturers which will permit them to incorporate the use of specific pulse combustion burner unit designs in their products, in return for the payment of royalties based upon units sold, an initial up-front fee, or a combination of these. These agreements will be targeted toward volume producers that will use our pulse combustion technology as an integral component of their functional product, such as water heaters and low emission vehicles. This is a domain requiring large capital expenditures which will not be recovered for several years, since the end products, such as electric automobiles, will be several years away from mass production.

  Licensing Agreements:   We will seek licensing agreements with equipment manufacturers that allow a broader scope in application of our burner technologies than in royalty agreements. The end products of these arrangements will likely be commercial systems, such as large boilers and air conditioning equipment for apartment complexes, shopping centers, and schools and hospitals. License agreements may be consummated by payment of an initial fee, and an annual maintenance payment.

  Engineered Projects:   We will seek contracts for site specific, one-of-a-kind projects of a large scale, such as thermal power-plants, co-generation and various food processing applications. We believe these will be particularly lucrative projects insofar as they will utilize our technology at high-end outputs where the advantages of modular scale up are most fully realized.

  Joint Ventures:   We will seek joint venture arrangements for various industrial projects that lend themselves to pulse combustion technology in which we will act as prime contractor, subcontractor or joint venture partner. Joint venture opportunities of greatest interest to us are in the area of spin-off company formation for development and sale of products with specific end use applications.

  Product Manufacturing:   We would consider a product manufacturing arrangement in situations where it may be advantageous for us to manufacture, or have subcontractors manufacture, specific products or components for end users.

Pending Proposals For Our Technology

Our burner designs have recently completed their primary development stage and are now in a position to be introduced to the market. We are currently working on a variety of production proto-types under various proposal requests which would lead to the initial introduction of the following burner units using our technologies. These pending proposal requests are summarized below.

  Pulse Combustion Burners for China Public Building Steam Boiler Retrofits:   On August 30, 2000, we entered into a letter of intent with Jie Li International Environmental Group, Inc., to provide them a license for the marketing in China of coal-fired burner units using our pulse combustion technology. The Chinese market represents an attractive opportunity for our pulse combustion technology since coal accounts for approximately 75% of China's annual energy consumption and will most likely remain the dominant energy source in China for the foreseeable future. Of equal importance, China suffers significant air pollution-particularly sulfur dioxide or acid rain-as a consequence of its use of coal as its primary source of energy. The opportunity is particularly timely for us since the Chinese government has initiated a major program to reduce air pollution by pursuing "clean coal" technologies, while indicating its desire to continue to use coal as its primary energy source rather than switching to cleaner burning, but more expensive, fuels. Moreover, our pulse combustion technology lends itself to retrofitting, and is significantly more efficient than China's current coal burning technology.

Our agreement to enter into the letter of intent was predicated on the relationships and business strategy formulated by Jie Li to enter the Chinese market. Specifically, members of Jie Li have long-standing business relations with Tian Long Holdings Group Ltd., which operates the Shandong province hub branch of the China National Rail Ministry. Shandong province (also known as Qi Lu) is located at the estuary of the Yellow River in the Bohai Bay. Shandong is China's second most populous province (90 million) after Henan (100 million). Tian Long controls 48 subsidiary companies, and employs 1850 administrative, managerial and support personnel. Tian Long's interests include high-tech products, shipping, hotel and restaurants, trading companies, social services, heavy industry, advertising and printing, and heating and cooling.

Tian Long is enjoying rapid growth and increased profits year after year. Among its main business activities is the supply of heating and cooling to commercial and residential clients. Tian Long has solid plans to develop this business, as heat supply is a lucrative and successful part of its operations. Today, Tian Long is among the top five heat suppliers in the capital city of Shandong province (Jinan) alone. Tian Long's heating supply arm also has a maintenance and repair service centre, a boiler water softener plant as well as a parts distribution centre. Tian Long is able to offer total and complete heating service.

Tian Long also has the full support of its parent, the Chinese Railways Ministry (one of China's top four Ministries), which also owns a bank and various financial corporations. We believe that Tian Long is an excellent partner for its economic and political relationships and its ability to offer one of China's largest distribution networks as well.

As a consequence of Jie Lie's business relationship with Tian Long, Jie Lie procured an order from Tian Long for 500 coal burning pulse combustion-based boiler retrofits, each involving at least two of our burners, to be used to produce steam for the heating of public buildings under Tian Longs' control. These buildings are currently heated by steam boilers that are extremely energy inefficient and polluting as their antiquated design does not allow for complete combustion of the coal. Clean Energy has been asked to provide clean burning coal burners to retrofit the existing boiler systems thereby replacing only the burner while leaving the boiler system intact. This is an enormous opportunity for our company in that it not only represents the first of many anticipated follow-up orders from Tian Long, but also acts as a commercial beta site for other potential customers and licensees. There are currently 9,500 such boilers under the control of Tian Long alone, and an estimated 136,000 nationwide under the Railway Ministry's control.

As part of the negotiations with Tian Long, Clean Energy sent an engineering team to Jinan in April, 2000 to review the feasibility of the project, followed up with a marketing and financial team visit in August, 2000 to finalize the letter of intent and purchase commitment with Jie Li. Based on those written commitments, Jie Li has, in turn, provided us with a commitment letter for the first 500 retrofits (or 1,000 burner units in total) at a price of $20,000 per burner unit, subject to the pilot installation achieving efficiency and emission reduction targets.

The design, development and production of the first retrofit unit involves two stages, as follows:

    First, our ability to successfully design, construct and operate a proto-type model, including controls and coal feeder, that can burn China's relatively poor-quality coal in a powdered form. (Previously, the only coal we had burned with our pulse combustion technology was a natural gas-powdered coal mixture). We accomplished this step in December 2000, when we successfully tested a 330,000 BTU proto-type burner. As anticipated, the burner resulted in high heat output efficiencies and relatively low NOx emission levels. As well, our testing also indicated an extremely low sulfur dioxide emission rate, which has led to additional investigation of this beneficial aspect of the high-frequency pulse burn given potential acid rain-reduction industrial applications. At this point we are continuing to modify the design in an attempt to further reduce emission levels, and well as improving the design of the coal feeding system.

    The second step will be to scale-up the proto-type burner into a full 13 million BTU production model, and then install it in Shandong province. In order for Clean Energy to accomplish this next step, we must acquire a significantly larger research & development and testing facility, and we are currently in the process of seeking funding necessary to accomplish this objective. We anticipate that it will take us at least six to twelve months to design, test and manufacture this proto-type burner once we acquire and equip a larger research & development and testing facility. Since our burner design can be easily scaled-up, the principal remaining issue in designing and manufacturing a production model will be improvements to the coal feeding system.

In the longer term we intend, pursuant to our letter of intent and subsequent discussions with Jie Li, to form a joint venture in China with Tian Long for the manufacture and sale of burner units once cost savings and volume production considerations make on-site manufacturing in China a viable alternative. In this case Clean Energy would be paid an ongoing royalty based on units manufactured by the joint venture, which would approximate our profit margin in manufacturing burner units. It is contemplated that the venture will be owned 25% each by Clean Energy and Jie Li, with the balance held by Tian Long, who will be providing equity to the joint venture in the form of capital assets. It has also been proposed that we invest $500,000 into Jie Lie in return for a 25% equity interest in order to provide Jie Li sufficient marketing funds to continue to expand the potential customer base for these boiler retrofits. This equity interest in Jie Li would also entitle Clean Energy to a pro-rata share of Jie Li's interest in the manufacturing joint venture. Discussions between Clean Energy and Jie Li regarding the ultimate form of association are ongoing, and will be subject to a number of other factors under consideration, including the protection of our intellectual property rights.

  Pulse Combustion Burner to Create A Low Excess Air Reducing Gas For Industrial Catalytic Absorption Pollution Control Systems:   Goal Line Environmental Technologies, LLC, a Tennessee-based designer and manufacturer of industrial catalytic absorption pollution control systems, has requested that we give quotes for eight different natural gas-fueled pulse combustion burner unit proto-types, ranging from 30,000 BTU/hr to 69 million BTU/hr, to be used as a component for their proprietary industrial "SCONOx" catalytic absorption pollution control systems. Goal Line, which is a joint venture of Sunlaw Energy Corporation and Advanced Catalyst Systems, Inc., was initially formed to combine Sunlaw's experience in power plant development and operation with Advanced Catalyst Systems' extensive catalytic research and development expertise.

Goal Line's first project was to develop a catalytic absorption pollution control system which would eliminate carbon monoxide and NOx emissions for two 28 MW natural gas turbine powered industrial co-generation plants operated by Sunlaw in the Los Angeles metropolitan area. This system, which was successfully developed and installed by Goal Line at Sunlaw's co-generation plants and now forms the basis of Goal Line's technology, involves the following two processes:

    an oxidation/absorption process where emissions are passed through an absorption chamber that (1) captures NOx in a potassium carbonate absorber coating, and (2) converts carbon monoxide into harmless carbon dioxide, which is then released through a smokestack; and

    a nitrogen regeneration process where dilute hydrogen reducing gas is passed across the surface of the catalyst and converts the previously captured NOx into harmless nitrogen, which is then released through a smokestack.

The Goal Line catalytic absorption pollution control system has been found by the United States Environmental Protection Agency to result in the "Lowest Achievable Emission Rate" for NOx emissions to date for gas turbine power plants, and therefore, by law, to be the "Best Available Control Technology" standard for new gas turbines. Regardless of these findings, the primary competitive drawback of Goal Line's system has been its inability to identify a technology which would allow it to introduce an oxygen-free dilute hydrogen reducing gas into the catalytic chamber for the nitrogen regeneration process. This is currently done by redirecting steam from the power generation process, which reduces the heat output efficiency of the overall system by approximately 10%. Goal Line looked without success for several years for a technology which would facilitate this requirement since this loss of heat output efficiency is a significant cost item. We demonstrated to Goal Line in a series of tests conducted in January and September 1999 that our pulse combustion burner unit has the capability, due to its ability to maintain "stable" combustion at lower excess air levels, to deliver a 100% oxygen-free hydrogen reducing gas to the catalytic chamber, consequentially allowing Goal Line to recapture the lost heat output efficiency.

As a result of the noted demonstrations, we have been authorized by Goal Line to commence designing eight different proto-types for use with Goal Line's catalytic absorption pollution control systems. We completed the first proto-type in November 2000, a 365,000 BTU burner unit for use with the catalytic absorption pollution control system installed at Sunlaw's Los Angeles gas turbine co-generation plant. This unit will also serve as a demonstration proto-type for the sale of the catalytic absorption pollution control system to other industrial plants. The other proto-types will be used with catalytic absorption pollution control system used for other types of power system applications, including diesel compressor sets and oil pipeline pumping stations.

While we have completed the first proto-type for Goal Line, Goal Line has not yet had the opportunity to test the proto-type with its catalytic absorption pollution control system due to its pending relocation to larger facilities. In addition, Goal Line has also recently received a major cash infusion from Cummins, Inc., a world leader in engine manufacturing, and is currently reviewing the applications of our technology with respect to additional product requirements under this new relationship. We believe that the proposed applications for Goal Line will most likely be extended to diesel-fueled applications given this event. In our most recent communications, it was agreed that the engineers of each company will meet to review capital and running costs, and that Goal Line's executives would visit us to commence contract negotiations.

  Natural Gas-Fueled Pulse Combustion Burner to Create A Low Excess Air Reducing Gas For Fuel Cell Applications:   We are currently working on a proposal for an Alberta-based company to design a burner which facilitates the conversion of natural gas into an oxygen-free dilute hydrogen reducing gas (in a similar manner as our proto-type for Goal Line) for use with a recently developed line of fuel cells that will be marketed for a variety of stationary electricity generation purposes. A fuel cell is an electrochemical device which combines hydrogen fuel with oxygen to produce electric power, heat and water. One of the biggest problems with fuel cell technologies is the delivery of hydrogen, an extremely volatile and combustible gas. The developer of these fuel cells, which have completed development and reached the stage where they can be marketed commercially, has addressed this problem using natural gas as its fuel source. Specifically, the hydrogen required for the operation of the fuel cell is acquired through the conversion of natural gas into hydrogen and carbon monoxide using conventional combustion. However, the effluent of this conventional combustion process contains oxygen or excess air as a consequence of the combustion process, which the developer would like to eliminate since the residue of oxygen in the effluent results in a lower amount of electricity generated. Our pulse combustion technology should therefore, as a consequence of its ability to convert the natural gas into an oxygen-free dilute hydrogen reducing gas, allow more electricity to be generated through the chemical reactive process, and accordingly add additional commercial viability to the fuel cell product.

We have recently designed and manufactured an extremely small, 8,000 BTU/hour proto-type burner unit which operates at a 1,600 HZ frequency level due to its extremely small size, which meets the developer's initial requirements as set forth in its proposal, and delivered it to the developer for testing. Assuming the proto-type unit is satisfactory to the developer with respect to both performance and cost, we anticipate that we will enter into discussions with the developer over the next several months over the adoption of our pulse combustion technology for its natural gas conversion requirements.

  Pulse Combustion Burner For Industrial Pulp and Paper Drying Applications:   We are currently working on a proposal for a Montreal-based manufacturer of pulp and paper industrial dryers which has asked Clean Energy to submit a proposal to provide burner units for their products. We believe this represents a beta-site opportunity (similar to the Jie Li project) for Clean Energy to demonstrate the additional advantages of our pulse combustion technology to the drying industry.

  Diesel-Fueled Pulse Combustion Burner For Vehicle Heating:   We are currently working on a proposal for a Canadian-based manufacturer of heaters for heavy-duty special-purpose vehicles for a diesel-based burner to be used for their heaters. In this regard we have designed and are currently testing and perfecting an extremely small, 50,000 to 200,000 BTU/hour proto-type burner unit which should meet the manufacturer's operating requirements. We anticipate that we should complete this proto-type within three months, at which time we will deliver it to the manufacturer for testing. We intend to use this project to demonstrate the ability of our pulse combustion technology to burn diesel fuel.

  Adaptation Of Two Natural Gas Fueled Burner Units To Burn Diesel Fuel Using Diesel Combustion Technology:   Acotech Corporation of Marietta, Georgia, has requested that we design two production proto-types of our diesel fuel combustion technology which would allow two of Acotech's natural gas-fueled burner design to burn diesel fuel. Acotech is a 50/50 joint venture of The Bekaert Group, the largest independent steel wire manufacturer in Europe, and The Royal Dutch Shell Group. We have put the commencement of this project on hold pending the focus of our limited manpower and resources on our China, Goal Line and other Canadian projects discussed above. We are also awaiting discussions with Acotech relative to costing, royalty and other economic issues before work on this proposal proceeds.

  Flare Gas-Fueled Pulse Combustion Burner to Operate Turbo-Generator:   We have also worked on a proposal for Allied Signal Power Systems, Inc., to assess the application of our pulse combustion technology to be used in conjunction with Allied Signal Power Systems' flare-gas operated turbo-generator. Allied Signal Powers Systems is a division of AlliedSignal, which recently merged with Honeywell, Inc. to form Honeywell. Similar to Acotech, we have also put this project on hold pending the focus of our limited manpower and resources on our China, Goal Line and other Canadian projects discussed above. We are also awaiting further input from Allied Signal Powers Systems relative to the direction of this project pending restructuring issues relating to their recent acquisition by Honeywell.

Flare gas is residual natural gas emitted as a byproduct of producing oil wells. Flare gas is ordinarily burned at the source, and the resultant emissions released into the environment, since the amount of residual natural gas is relatively small and the cost to collect and market the gas is not commercially justified. Allied Signal Power Systems uses the heat energy resulting from the combustion of flare gas to power its turbo-generator, and create electricity than can then be funneled into the electricity grid. The attractiveness of our burner unit to Allied Signal Power Systems is its ability to provide both higher energy efficiencies and lower-NOx exhaust gases than the burner unit Allied Signal Powers Systems currently uses to fuel its turbo-generator.

We have successfully competed the first stage of this project, which was to conduct flow tests establishing our ability to meet Allied Signal Power Systems' unusual flow capacity requirements. The cost of this first phase, approximately $15,000, has been borne by our company as a development expense. We will need to complete a second step, involving the design and scale up of the prototype to meet Allied's output requirements, and a third and final step, to fabricate and successfully test a demonstration proto-type. The cost of the second phase, which has not yet been determined, will be shared equally by our company and Allied. The cost of phase 3 also has not yet been determined, and cost sharing arrangements will be negotiated upon conclusion of the second phase.

In previous reports Clean Energy disclosed that we had worked on a proposal to finalize development of a natural gas-fueled 400,000 to 500,000 BTU/hr instantaneous water heater for State Industries, Inc., and a proposal to develop a natural gas-fueled burner unit for STM Corporation to provide an oxygen-free reducing gas as a heat source for the operation of their external combustion engine for industrial. The water heater proposal has since expired as a consequence of State Industries' financial situation and the elimination of its research and development department, and the STM Corporation proposal has expired as a consequence of technical issues relating to their technology. Clean Energy has since hired the head of State Industries research and development team to further our instantaneous water heater technology, and is actively pursuing grants with CE-CERT and ICAT to further develop and commercialize this technology for the California market.

Please note that completion of proto-types under the foregoing proposals are still pending, and no orders will be placed or enforceable contracts entered into until the proto-types are completed and approved in the case of all of the proposals, and mutually acceptable contract terms have been negotiated in the case of all of the proposals other than China. We cannot give you any assurance that we will enter into any licensing, royalty, joint venture or other agreement with any of the foregoing parties after we complete the noted prototypes.

Additional Applications Of Our Technology We Intend To Target In The Near Future

Additional applications of our pulse combustion technology which we intend to pursue in the future include the following:

  Commercial Dryer for Industrial Waste, Wood Products and Wood Waste, and the Agri-food Drying Industry:   This is an application identified by The Canadian Center For Mineral And Energy Technology, or CANMET, following their testing and evaluation of our pulse combustion technology that is of particular suitability to its design. The acoustic wave associated with pulse combustion, when applied to drying applications, provides a 22% mechanical advantage over conventional drying technologies because of the acoustic signal's physical manipulation of the drying environment. This 22% advantage, when added to the 90%+ heat output efficiency of our pulse combustion technology, can offer the highest levels of overall system efficiency. We believe that this will translate into substantial fuel savings in large industrial drying applications.

We have received a proposal from CANMET, a quasi-governmental "think tank" which specializes in researching and marketing innovative mineral and energies technologies, to work in consultation to our company to design and manufacture a working proto-type industrial dryer and to approach potential users in the industrial dry cleaning market. Under this proposal, CANMET would lend the assistance of its scientific and technical staff and industry contacts to assist us at their cost of manpower. No potential users have been contacted to date from CANMET, however, we have recently been contacted by, and have submitted a proposal to, a Montreal-based manufacturer for a pulp and paper industrial dryer.

  40 to 80 Million BTU/hr Flow-Through Water Heater:   This unit is intended for large industrial applications such as pulp mills. A design feasibility study to apply our pulse combustion technology to the requirements of a specific mill was requested by a large pulp and paper manufacturer.

  Electric Car Heater and Recharging System:   It is currently proposed that the batteries of the all-electric car mandated for California be reserved for one purpose only, the movement of the car. This means that all other energy requirements, such as heating, cooling, headlights, radio and perhaps most importantly, a trickle charge back into the battery, be loaded onto a different energy system. Pulse combustion burner unit emissions are sufficiently low to qualify for the so-called "zero emissions" standards being applied to electric vehicles in California. We believe that this advantage, as well as the compact size of our pulse combustion technology, perfectly suit it to be the heat source for this application.

  Transit Bus Heater:   We plan to design a 50,000 BTU/hr natural-gas-fired heater for natural gas transit buses. This is a rapidly expanding market area. Natural gas has been acclaimed "the fuel of choice" for transit buses by most leading authorities in the United States, including the American Gas Association.

  10 Million BTU/hr. Burner Head for Large Scale Power Plant Retrofit such as Burrard Thermal in Vancouver:   The Burrard Thermal Plant, which is located in the greater Vancouver, British Columbia, area, is a major local source of NOx emissions and the current remedy of installing after-combustion-scrubbers is an expensive stop gap measure. We believe that once its scale-up progress continues to ten million BTU, we would be in a position to assess whether our technology can be engineered to retrofit one of the large units, consisting of approximately one billion BTU output, at the Burrard Thermal Plant. If so, we would have the unique opportunity of providing a practical and inexpensive solution for high output, high pollution industrial sites such as the Burrard Thermal Plant.

Manufacturing Capacity and Suppliers

We currently fabricate our burner units at our facilities located in Burnaby, British Columbia, although some components are purchased to our specifications from suppliers or subcontractors. Most of these components are standard parts or fabrication projects available from multiple sources at competitive prices. We believe that we would be able to secure alternate supply sources or suppliers or subcontractors if any of these become unavailable. Given the limitations of our internal manufacturing capability, we anticipate that we will rely upon strategic partners or third party contract manufacturers or suppliers to satisfy future production requirements as demand for our products increase.

Research and Development

Our principal activities since our formation in March 1999 have been research and development activities in adapting our proto-types into production models. Our research and development team is currently comprised of six employees, including Messrs. Chato and DeFina. Our gross research and development expenses amounted to $400,107 and $221,037 for our 2000 and 1999 fiscal years, respectively. Our research and development budget for fiscal 2001 is $825,000.

One of our objectives in meeting our operating expenses is to fund a significant portion of our research and development expenditures through grants. We are in the process, for example, of applying for approximately $400,000 in matching grants from CE-CERT and ICAT with respect to the development of our natural gas-fueled water heaters. Previously, the BO companies have procured Cdn. $1,785,000 in grants for developmental purposes. Our contract and grant procuring efforts are being headed by Dr. William Jackson, who is one of our directors. Dr. Jackson received his Ph.D. from Glasgow in Scotland, and received a Fulbright Scholarship as a Post-Doctoral Fellow at the Massachusetts Institute of Technology. He subsequently joined the faculty at MIT and established himself as an internationally recognized authority on advanced energy technologies and systems. This led him to the U.S. Department of Energy where he held senior management and technical positions during the energy crises of the 1970's. He is presently a Professor of Engineering at George Washington University in Washington DC and has also taught at several prestigious universities around the world, including Manchester (UK), Technical University of Berlin, Germany; University of Illinois; and the University of Tennessee Space Institute. In 1983 he established and has continuously headed the HMJ Corporation, a Washington DC based engineering analysis and consulting organization specializing in advanced energy systems. Dr. Jackson gained much of his industrial research exposure at the AVCO - EVERETT Reseach Laboraties where he was the Principal Research Scientist. Dr. Jackson is also coordinating our contacts with the U.S. Department of Energy and the South Coast Air Quality Management District, to name a few, in our efforts to further promote the development of our technologies and to have them designated as best available technologies.

License Agreements Governing Our Technologies

Pulse Combustion Technology License

On March 5, 1999, we entered into a pulse combustion technology license with 818879 Alberta, Ltd. under which it granted us, in consideration of $10, an exclusive license to design, engineer, manufacture, market, distribute, lease and sell burner products using the pulse combustion technology within any country in the world other than Finland or Sweden, and to sublicense and otherwise commercially exploit the pulse combustion technology within the permitted countries. Under the terms of the pulse combustion technology license, we have no obligation to pay any royalty or license fees to 818879 Alberta, Ltd. The term of the pulse combustion technology license expires upon the earlier of March 5, 2019 or the lapse of the newest underlying patents for the pulse combustion technology, including any patented improvements. The oldest pulse combustion technology patent expires in July 2006, and the newest current pulse combustion technology patent expires in July 2012. For further information concerning the underlying patents for the pulse combustion technology, see the section of this annual report captioned "Business-Patents and Proprietary Rights."

We are generally prohibited under the pulse combustion technology license from sublicensing our rights to the pulse combustion technology, or otherwise assigning our rights as licensee under the pulse combustion technology license, to any third party without 818879 Alberta, Ltd.'s prior consent. 818879 Alberta, Ltd., in turn, is also generally prohibited from selling its rights to the pulse combustion technology, or otherwise assigning its rights as licensor under the pulse combustion technology license, to any third party without our prior consent.

We are obligated under the pulse combustion technology license to pay or to reimburse 818879 Alberta, Ltd. for all costs its incurs to file and prosecute new or additional patents for the pulse combustion technology in any country. We are also obligated to pay or to reimburse 818879 Alberta, Ltd. for prosecuting and defending patent infringement claims relating to the pulse combustion technology, and to pay any damages arising from these claims.

We have the right under the pulse combustion technology license to acquire full ownership of the pulse combustion technology from 818879 Alberta, Ltd. on or after March 5, 2004, based upon the occurrence of conditions revolving around our success or failure in procuring a listing of our common stock on a "national market," which is defined under the pulse combustion technology license to constitute The New York Stock Exchange, The American Stock Exchange or The Nasdaq Stock Market, including both the SmallCap and National Markets.We refer to this purchase right as the "Pulse Combustion Technology Option." Specifically:

  We have the right, commencing March 5, 2004, to elect to acquire full ownership of the pulse combustion technology from 818879 Alberta, Ltd. for the payment of Cdn. $1, so long as our common stock has been accepted for listing or quotation on a national market by the date we notify 818879 Alberta, Ltd. that we are exercising this option and we tender payment. We have made no application to date to obtain any listing or quotation, and we can give no you assurance that we will make any application.

  818879 Alberta, Ltd., in turn, has the right to terminate the pulse combustion technology license anytime after March 5, 2004, if our common stock is not actively trading on a national market by the date it exercises its termination right. In order to exercise this right, 818879 Alberta, Ltd. must give us 90-days notice accompanied by the payment of Cdn. $1. Should 818879 Alberta, Ltd. exercise this termination right, we will lose all rights to market burner products using the pulse combustion technology unless we subsequently procure the listing or quotation of our common stock on a national market by the end of our 90-day cure period, or are able to exercise other protective rights described below which we retain to acquire the pulse combustion technology.

  Should 818879 Alberta, Ltd. exercise its termination right, and should we fail to procure the listing or quotation of our common stock on a national market by the lapse of our 90-day cure period, we can nevertheless acquire full title to the pulse combustion technology by paying 818879 Alberta, Ltd. the sum of Cdn. $525,000 within ten business days of the end of our 90-day cure period, subject to downward adjustment, plus interest on the amount which has accrued since January 1, 1999 at the rate of 13% per annum. In order to be entitled to receive the full Cdn. $525,000, 818879 Alberta, Ltd. must remit to us concurrent with our payment all shares of our series "A" preferred stock which are then outstanding as well as 593,750 shares of our common stock. If 818879 Alberta, Ltd. is unable to tender all 593,750 shares of our common stock, the Cdn. $525,000 cash consideration we must pay to 818879 Alberta, Ltd. will be reduced on a pro rata basis based upon the number of shares of our common stock which 818879 Alberta, Ltd. actually remits to us.

  If our common stock is not actively trading on a national market by March 5, 2004, and should 818879 Alberta, Ltd. not exercise its termination right by that date, then we may pay 818879 Alberta, Ltd. the sum of Cdn. $1 and demand that 818879 Alberta, Ltd. exercise its termination right within 90 days of our demand, in which case we may, in turn, elect to acquire full ownership of the pulse combustion technology on the terms described above. If 818879 Alberta, Ltd. fails to make its election by the end of our 90 day demand period, full title to the pulse combustion technology will automatically revert to us.

  Should we acquire full title to our pulse combustion technology by reason of any of the above purchase rights, 818879 Alberta, Ltd. will nevertheless retain the right to reacquire our pulse combustion technology should we later become bankrupt or insolvent, or be threatened with bankruptcy or insolvency, or make an assignment in favor of our creditors.

For further information concerning risks associated with the termination of the pulse combustion technology license, see that section of this annual report captioned "Risk Factors-Risks Relating To Clean Energy And Its Business-We Could Lose Our Technology Licenses If We Fail To List Our Common Stock on a National Market."

Diesel Fuel Combustion Technology License

On March 5, 1999, in consideration of the sum of $10 paid to Mr. John D. Chato, we entered into a diesel fuel combustion technology license with Mr. Chato under which he granted us an exclusive worldwide license to design, engineer, manufacture, market, distribute, lease and sell burner products using the diesel fuel combustion technology, and to sublicense and otherwise commercially exploit the diesel fuel combustion technology. We are obligated under the diesel fuel combustion technology license to pay Mr. Chato or his assignees a 10% royalty based upon our net profits, after reasonable allowance for bad debts and the allocation of administrative and other overhead items, from the sale of products incorporating the diesel fuel combustion technology. The term of the diesel fuel combustion technology license expires upon the earlier of March 5, 2019, or the lapse of the newest underlying patents for the diesel fuel combustion technology, including any patented improvements. An application for a patent for the diesel fuel combustion technology was filed in August 1998 and, if issued, will expire 17 years after the issue date. For further information concerning the underlying patents for the diesel fuel combustion technology, see that section of this annual report captioned "Business-Patents and Proprietary Rights."

We are generally prohibited under the diesel fuel combustion technology license from sublicensing our rights to the diesel fuel combustion technology, or otherwise assigning our rights as licensee under the diesel fuel combustion technology license, to any third party without Mr. Chato's prior consent. Mr. Chato, in turn, is also generally prohibited from selling his rights to the diesel fuel combustion technology, or otherwise assigning his rights as licensor under the diesel fuel combustion technology license, to any third party without our prior consent.

We are obligated under the diesel fuel combustion technology license to pay or to reimburse Mr. Chato for all costs he incurs to file and prosecute new or additional patents for the diesel fuel combustion technology in any country. We are also obligated to pay or to reimburse Mr. Chato for prosecuting and defending patent infringement claims relating to the diesel fuel combustion technology, and to pay any damages arising from these claims.

The diesel fuel combustion technology agreement provides that we will automatically obtain full ownership of the diesel fuel combustion technology, without the payment of any additional consideration, as of the same date as we acquire title to the pulse combustion technology. We refer to this acquisition right as the "Diesel Fuel Combustion Technology Option." Should we acquire full ownership of the diesel fuel combustion technology, we will nevertheless continue to be obligated to pay the 10% royalty to Mr. Chato or his assigns.

Should the pulse combustion technology license be terminated without our acquiring full ownership of the pulse combustion technology, then the diesel fuel combustion technology license will expire concurrently, and we will lose all rights to market burner products using the diesel fuel combustion technology.

For further information concerning risks associated with the termination of the diesel fuel combustion technology license, see the section of this annual report captioned "Risk Factors-Risks Relating To Clean Energy And Its Business-We Could Lose Our Technology Licenses If We Fail To List Our Common Stock on a National Market."

Patents And Proprietary Rights

Our basic pulse combustion technology and a number of design improvements to this technology are protected by a number of United States patents in the name of Mr. Chato, as inventor, the oldest of which expires in July, 2006, and the newest of which expires in July 2012. The diesel fuel combustion technology is also protected by a United States patent filed in 1998 which expires in August 2012. We anticipate that we will make international patent applications in selected foreign countries for our pulse combustion technology and our diesel fuel combustion technology in the upcoming months.

We acquired our rights to our pulse combustion technology under a pulse combustion technology license we entered into with 818879 Alberta, Ltd. on March 5, 1999. 818879 Alberta, Ltd. acquired its rights to the pulse combustion technology in December 1998 from a creditor of the BO Group and its related companies. Excluded from this transfer were the rights to early pulse combustion patents relating to Finland and Sweden which the creditor had purchased separately from the BO Group. As part of 818879 Alberta, Ltd.'s acquisition of its rights to the pulse combustion technology, Mr. Chato agreed to release all of his rights to the initial pulse blade combustion patents and any improvements. Mr. Chato owns the diesel fuel combustion technology, which he licensed to us on March 5, 1999. For more complete information concerning these transactions, see the sections of this annual report captioned "Business-Corporate Structure" and "Business-License Agreements."

We intend to diligently defend any infringement of our pulse combustion technology and diesel fuel combustion technology patents. We are not aware of any potential challenges to these patents. We have not established a fund for defense of these patents, but may do so if significant sales of its products are achieved. We intend to have all employees and consultants execute trade secret and confidentiality agreements.

We cannot give you any assurance that the existing patents granted to us or our licensors will not be invalidated, that patents currently or prospectively applied for by us or our licensors will be granted, or that any of these patents will provide significant commercial benefits. Moreover, it is possible that competing companies may circumvent patents we or our licensors have received or applied for by developing products which closely emulate but do not infringe our or our licensor's patents, and consequentially market products that compete with our products without obtaining a license from us. An adverse decision from a court of competent jurisdiction affecting the validity or enforceability of our patents or proprietary rights owned by or licensed to us could have, depending generally on the economic importance of the country or countries to which these patents or proprietary rights relate, an adverse effect on our company and our business prospects. Legal costs relating to prosecuting or defending patent infringement litigation may be substantial. Costs of litigation related to successful prosecution of patent litigation are capitalized and amortized over the estimated useful life of the relevant patent. We cannot give you any assurance that we will be able to successfully defend our patents and proprietary rights, or fund the costs of that litigation. For further information concerning these risks, see "Risk Factors-Risks Relating To Clean Energy And Its Business-Our Ability To Compete Is Dependent Upon Our Patents and Proprietary Rights."

Employees

We currently have eight full-time employees and one part-time employee, including two in executive management and six in research and development. We expect to add two or three additional full-time employees over the next 12 months. None of our employees are represented by a union. We believe that our relations with our employees are good.

Government Regulation

The heat transfer industry, which we anticipate will represent the primary purchasers of burner products using our technologies, is subject to evolving and often increasingly stringent federal, state, local and international laws and regulations concerning the environment and energy conservation. The principal environmental regulations affecting the heat transfer industry in place today that also have a direct bearing on our burner products relate to the control of a variety of atmospheric emissions, principally nitrogen oxides, that result from the combustion process. These regulations accomplish their objectives in one of three ways-by establishing permitted emission levels for designated pollutants, by prohibiting selected business operations, and by specifying acceptable technologies, commonly known as "Best Available Control Technologies."

A representative example of a state regulation governing atmospheric emission standards is the "Zero Ammonia Technology Policy" adopted by the Massachusetts Department of Environmental Protection on January 9, 1999, which requires all applicants for permits for industrial scrubber technologies to evaluate ammonia-free technologies as the Best Available Control Technology.

A representative example of a local regulation governing atmospheric emission standards is Rule 1146.2, titled "Emissions of Oxides of Nitrogen from Large Water Heaters and Small Boilers," adopted by the South Coast Air Quality Management District or "SCAQMD," a California regional agency governing Los Angeles, Orange, Riverside and San Bernardino counties. This regulation, which was adopted in January of 1998:

  limits nitrogen oxides emission levels for water heaters, boilers or process heaters to be sold in the region after January 1, 2000 to 30ppm for all units with an output between 400,000 to 2 million BTUs/hr, and 55ppm for all units with an output between 75,000 and 400,000 BTUs/hr;

  prohibits the operation in the region after July 1, 2002 of any water heaters, boilers or process heaters manufactured before 1992 that have nitrogen oxides emissions in excess of 30ppm; and

  prohibits the operation in the region after January 1, 2006 of any water heaters, boilers or process heaters manufactured before 2000 that have nitrogen oxides emissions in excess of 30ppm.

Each of these regulations is designed to reduce emissions of nitrogen oxides. The Massachusetts case deals with scrubbers which use ammonia to remove nitrogen oxides after it is formed, while the SCAQMD case regulates the amount of nitrogen oxides allowable in the first place. These regulations directly impact our business since the attractiveness of our technology is its ability to inhibit the production of nitrogen oxides at the source. Those applications which are restricted by these regulations will be entirely open to our technology. Since our technology is a new technology engineered to meet these more stringent requirements, there are no additional costs or liabilities imposed on our business to satisfy these standards.

Although one of the principal benefits of our burner technologies are their ability to satisfy lower pollution standards, we cannot give you any assurance that emission standards will not be increased by any governmental agency to a level that our technologies will either not satisfy, or which will require significant expenditures in research and development costs in order to satisfy.

We are also subject to laws governing our relationship with our employees, including minimum wage requirements, overtime, working conditions and citizenship requirements.

ITEM 2.     PROPERTIES

Our executive offices and principal research and development facilities, consisting of approximately 4,300 square feet, are located at 7087 MacPherson Avenue, Burnaby, British Columbia, Canada, V5J 4N4. This space is currently leased for a two-year term, with a two-year option to renew, through our subsidiary Clean Energy Canada, at an approximate rental rate of Cdn. $3,400 per month.

Our increased levels of activity and pending business opportunities-particularly our ability to manufacture a full-size production burner for our China proposal-require expanded premises and staffing levels. After determining our needs and viewing many properties, our management has identified a facility consisting of approximately 27,000 sq. feet located in the south Burnaby industrial area. Our ability to acquire and move into these or similar new premises, however, will be governed by our ability to raise additional capital.

A larger facility will allow our company to grow our business in many ways. We will have more office space, a demonstration area to showcase products and working prototypes as well as complete testing facilities and production space, when needed. We will also build and operate individual test cells to accommodate the development of the many applications that we, or potential licensees, have identified.

ITEM 3.     LEGAL PROCEEDINGS

As of the date of this annual report, there are:

  no material pending legal or governmental proceedings relating to our company or properties to which we are a party, or to our knowledge any proceeding of this nature which are being contemplated or threatened; and

  to our knowledge, no material proceedings to which any of our directors, executive officers or affiliates are a party adverse to us or which have a material interest adverse to us.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to a vote of our security holders during our fourth quarter ended December 31, 2000.

PART II

ITEM 5.    MARKET PRICE OF AND DIVIDENDS ON OUR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Market Information

On March 29, 2001, the shareholders' list provided by our transfer agent showed:

  seventeen registered holders of our common stock and 10,131,694 shares of our common stock outstanding.

  one registered holder of our series "A" convertible preferred stock and 1,000 shares of our series "A" convertible preferred stock outstanding. Each of these shares is convertible into one share of our common stock.

  one registered holders of our series "B" convertible preferred stock and 250,001 shares of our series "B" convertible preferred stock outstanding. Each of these shares is convertible into one share of our common stock.

There are also outstanding as of March 29, 2001, options and warrants entitling the holders to purchase 817,305 shares of our common stock at prices between $2 and $5, respectively.

There currently is no public market for our common stock or other securities, and we cannot give you any assurance that any active or liquid public market for our common stock or other securities will develop or be sustained at any time in the future. In June 2000, a United States-based broker-dealer filed an application with the NASD to sponsor the trading of our common stock on the NASD OTC Bulletin Board pending the completion of the distributions of CECSI common stock contemplated by our registration statement on form SB-2 which was declared effective on May 10, 2000. The distributions to be made by the various BO companies under the form SB-2 have been delayed, however, pending their approval by the British Columbia and Ontario Securities Commissions. Although these Canadian securities regulators approved the distributions in principle in December 2000, their staff and the BO companies are currently finalizing the terms of the order which will formally govern the distributions. While the only remaining issue Clean Energy has to date with the NASD is the completion of these distributions, no assurance can be given that the NASD will ultimately give its approval, or if it does, that this market will actually commence or develop.

Dividend Policy

We have never paid any cash dividends on shares of our capital stock, and we do not anticipate that we will pay any dividends in the foreseeable future. Our current business plan is to retain any future earnings to finance the expansion of our business. Any future determination to pay cash dividends will be at the discretion of our Board of Directors, and will be dependent upon our financial condition, results of operations, capital requirements and other factors as our Board of Directors may deem relevant at that time.

ITEM 6.     SELECTED CONSOLIDATED FINANCIAL INFORMATION

The following table presents selected historical consolidated financial data derived from our consolidated financial statements. The selected statement of loss data set forth below for our fiscal periods ended December 31, 2000 and December 31, 1999 and the selected balance sheet data set forth below as of

December 31, 2000 and December 31, 1999 have been audited by Deloitte & Touche LLP, independent auditors, as indicated in their report contained in the consolidated financial statements included in Item 14 of this annual report. The following selected financial data should be read in conjunction with:

  our consolidated financial statements and the notes to our consolidated financial statements included in Item 14 of this annual report; and

  Item 7 of this annual report captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations."
CONSOLIDATED STATEMENT OF LOSS DATA:
Twelve Months Ended December 31 2000	2000	1999
Operating revenues	$ -	$ -
Administrative expense	507,449	418,367
Research and development	400,377	221,037
Total expense and net loss for the period	(907,826)	(639,404)
Basic and diluted loss per share	$ (0.09)	$ (0.08)
Weighted average shares outstanding	10,326,288	8,036,458
CONSOLIDATED BALANCE SHEET DATA:
As Of December 31	2000	1999
Working capital	$ (136,772)	$ (190,758)
Current assets.	98,400	110,189
Patents	25,175	11,427
Property and equipment	62,256	43,429
Total assets	185,831	165,045
Current liabilities	235,172	300,947
Total liabilities	235,172	300,947
Shareholders' equity (deficit)	(49,341)	(135,902)

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                  OPERATIONS

The following discussion of our consolidated financial condition and the results of our operations should be read in conjunction with our consolidated financial statements and the notes to our consolidated financial statements, which are included in Item 14 of this annual report.

Overview

Clean Energy was formed on March 1, 1999, for the specific purpose of acquiring exclusive world-wide license rights entitling us to design, engineer, manufacture, market, distribute, license and otherwise commercially exploit two innovative patented "burner" technologies, our pulse blade combustion technology and our diesel fuel combustion technology. Both of these technologies have completed the primary development stage and are in a position to be commercially exploited. Our objective is to enter into licensing, royalty, joint venture or manufacturing agreements with established national and international heat transfer industry manufacturers which will result in the introduction of a variety of different burner units based upon our technology into various selected market segments. We have no revenues to date, nor have we entered into any revenue producing contracts to date, although we are currently working on a number of proto-types under several proposal requests which could lead to revenue producing contracts over the next four to six months. Since we have not generated operating revenues to date, we should be considered a development stage enterprise.

Results Of Consolidated Operations

Operating Revenues

We had no revenues for our twelve-month fiscal periods ended December 31, 2000, or our ten-month fiscal period from March 31, 1999, the date of our inception, ended December 31, 1999 (" fiscal 2000" and "fiscal 1999," respectively).

Net Loss

We incurred a net loss of $907,826 for fiscal 2000 as compared to $639,404 for fiscal 1999, representing a $268,422 or 42.0% overall increase. You should note that the net loss for fiscal 1999 also included $18,888 in pre-incorporation expenses incurred from January 1, 1999 through February 28, 1999, which we assumed upon our incorporation. The increase in our net loss for fiscal 2000 over fiscal 1999 was primarily attributable to the following changes in costs and expenses:

  a $89,082, or 21.3%, increase in administration expense from $418,367 to $507,449; and

  a $179,340, or 81.1%, increase in research and development expense from expense from $221,037 to $400,377.

The $89,082 increase in administration expense for fiscal 2000 over fiscal 1999 was primarily attributable to across-the-board net increases in costs to support our increased level of business activities, the most significant of which were increases of $44,857 in marketing costs, $42,866 in office costs, and $25,877 in wages and benefits, partially offset by a $27,482 net recovery in foreign exchange gains for fiscal 2000 over foreign exchange losses in fiscal 1999, and a $30,200 decline in legal and accounting fees.

Research and development expense generally relates to the cost-including allocable salaries--to develop, improve and test our burner systems and related components.

Our gross research and development expense in fiscal 2000 was $400,377 (before taking a $126,853 research and development tax credit recovery into consideration), as compared to $221,037 for fiscal 1999. The overall increase in our gross research and development expense in fiscal 2000 was principally attributable to the cost of materials and equipment associated with additional research and development efforts as well as increased wages and benefits attributable to a higher number of technical staff.

Liquidity And Capital Resources

Sources of Cash

Our cash flow requirements from our inception through December 31, 2000 were funded primarily from the following sources:

  $500,002 in gross proceeds from a private placement of our series "B" preferred stock which closed on April 6, 1999, and

  $975,888 in short-term advances by one of our directors, Mr. R. Dirk Stinson, all of which was, in the third and fourth quarter of fiscal 2000, converted into 487,944 shares of our common stock at a conversion price of $2 per share pursuant to the terms of our financing agreement with Mr. Stinson.

The short-term advances by Mr. Stinson described above were extended pursuant to an unsecured revolving promissory note in the original amount of $50,000 dated August 8, 1999. This note required Clean Energy to repay the $50,000, plus any additional amounts Mr. Stinson agrees to advance to Clean Energy, plus interest accrued on these amounts at the rate of prime plus 2% per annum, by August 10, 2000, or any earlier time we raise Cdn. $750,000 in equity, debt or joint-venture financing or product revenues. On or about August 10, 2000, Mr. Stinson agreed to amend the terms of the note to provide for the repayment of any outstanding balances to thirty days of demand. Mr. Stinson is afforded the right under the note to convert any portion of the outstanding indebtedness under the note into our common stock at any time at the conversion rate of one share of common stock per $2 of indebtedness. On August 15, 2000, Mr. Stinson converted the current balance of the loan into common shares, and has continued since that date to fund Clean Energy through short-term advances. The balance of unconverted short-term advances as of December 31, 2000 was $0.

Cash Position and Sources And Uses Of Cash

Our cash and cash equivalents position as of December 31, 2000 was $2,122, as compared to $26,414 as of December 31, 1999. The $24,292 decrease in our cash and cash equivalents position for fiscal 2000 was attributable to $703,188 in cash used in operating activities and $56,842 in cash used in financing activities, partially offset by $735,738 in cash raised through investing activities. The $26,414 increase in our cash position for fiscal 1999 was attributable to $703,560 in net cash raised through financing activities, partially offset by $639,404 in net cash used in operating activities and $73,657 in net cash used in investing activities.

Our operating activities required cash in the amount of $703,188 for fiscal 2000, as compared to cash requirements of $603,489 for fiscal 1999. The $703,188 in cash used in operating activities for fiscal 2000 reflected our net loss of $907,826 for that period, as decreased for non-cash deductions and a net increase in non-cash working capital balances. The $603,489 in cash used in operating activities for fiscal 1999 reflected our net loss of $639,404 for that period, as decreased for non-cash deductions and a net increase in non-cash working capital balances.

We used cash in the amount of $56,842 for investing activities in fiscal 2000, as compared to $73,657 in fiscal 1999. The principal use of cash for both fiscal 2000 and fiscal 1999 was to acquire property and equipment.

We raised $735,738 in cash from financing activities in fiscal 2000, as compared to $703,560 for fiscal 1999. The $735,738 in cash raised through financing activities for fiscal 2000 was principally comprised of $975,887 in funds advanced by a shareholder (all of which were subsequently converted into common stock), partially offset by $241,845 in advances repaid. The $703,560 in cash raised through financing activities for fiscal  1999 was principally comprised of $500,002 in net proceeds from the private placement of series "B" preferred stock and $241,283 in funds advanced by a shareholder, partially offset by $52,514 in advances to a related company.

Plan Of Operation And Prospective Capital Requirements

Our ability to continue as a going concern will be dependent upon our entering into revenue producing contracts and raising additional working capital to fund these contracts and fully implement our longer-term business plan and marketing strategies. We anticipate that we will need to raise at least $1.5 million to fund our projected operating and project costs over the next twelve months, and at least $2.5 million, including the $1.5 million noted above, in additional working capital to fully implement our longer-term business plan and marketing strategies. These estimates will be subject to significant change based upon any contracts we may enter into and/or additional capital we may raise.

We anticipate that we will need to raise at least $1.5 million to fund our projected operating and project costs over the next twelve months, and at least $2.5 million, including the $1.5 million noted above, in additional working capital to fully implement our longer-term business plan and marketing strategies.

One of our objectives in meeting our operating expenses is to fund a significant portion of our research and development expenditures through grants. We are in the process, for example, of applying for approximately $400,000 in matching grants from CE-CERT and ICAT with respect to the development of our natural gas-fueled water heaters. Previously, the BO companies procured approximately Cdn. $1,785,000 in grants for developmental purposes.

Our operating expenses are currently being funded through advances made by Mr. Stinson under the terms of the promissory note previously described. Mr. Stinson has indicated that he would be willing to continue to make advances on these terms for the indefinite future, should his personal financial situation permit it. We cannot give you any assurance that Mr. Stinson will remain in a position to fund our operations notwithstanding his desire to do so. We have made no binding arrangements or received binding commitments to obtain additional working capital as of the date of this annual report other than the advances described above which Mr. Stinson may make. Our intent is to raise additional working capital in one or more increments through contract advances, public or private sales of debt or equity securities, debt financing or short-term loans, or a combination of the foregoing. In view of our limited operating history and lack of revenues and profits to date, we cannot give you any assurance that we will be able to secure the additional capital we require at all, or on terms which will not be objectionable to our company or our stockholders, including substantial dilution or the sale or licensing of our technologies. Our failure or inability under these circumstances to obtain additional capital on acceptable terms or at all would have a material adverse effect on our company and our business, which would result in our being forced to materially scale back or even suspend our operations, or even force us to seek a merger with or to sell our business to a third party. In view of these considerations, note number one of our financial statements states that if we do not raise sufficient capital there is a substantial doubt as to our ability to continue as a going concern.

Other Matters

Foreign Exchange

We recorded an $18,897 foreign currency translation gain as part of our administration expenses in fiscal 2000 in consolidating our books for financial reporting purposes as a result of the fluctuation in United States-Canadian currency exchange rates during that period. We anticipate that our exposure to significant foreign currency gains or losses on our books will increase as we invest a greater portion of our United States-dollar denominated cash reserves into our Canadian operations and properties through intercompany advancements. We cannot give you any assurance that our future operating results will not be similarly adversely affected by currency exchange rate fluctuations. See Item 7A of this annual report captioned "Quantitative and Qualitative Disclosure About Market Risk," for a description of other aspects of our company that may be potentially affected by foreign exchange fluctuations.

Effect Of Inflation

We do not believe that our operating results have been adversely affected at any time over the last three fiscal periods by inflation or changing prices.

Year 2000 Compliance

Prior to fiscal 2000 we reviewed our internal computer systems and software products for Year 2000 problems, and found them to be generally Year 2000 compliant, and have since had no Year 2000 complications in fiscal 2000 and through the date of this annual report.

Uncertainties And Risk Factors That May Affect Our Future Results And Financial Condition

We have described below a number of uncertainties and risks which, in addition to uncertainties and risks presented elsewhere in this annual report, may affect our future results of operations or financial condition. The uncertainties and risks enumerated below as well as those presented elsewhere in this annual report should be considered carefully in evaluating our company and our business and the value of our securities.

Uncertainties and Risk Factors Generally Relating To Our Company And Our Business

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

    complete our pending project proposals and introduce burner products using our technologies onto the market and to compete, with consequential delays in our ability to generate revenues and profits; and

    raise additional working capital.

Our activities through the date of this annual report have been limited to:

    complete our pending project proposals and introduce burner products using our technologies onto the market and to compete, with consequential delays in our ability to generate revenues and profits; and

    developing our business plan;

    obtaining license rights to our burner technologies;

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

    in the shorter-term, adversely affect our ability to:

      complete our pending project proposals and introduce burner products using our technologies onto the market and to compete, with consequential delays in our ability to generate revenues and profits; and

      raise additional working capital; and

    in the longer-term, force us to suspend our operations, and possibly even liquidate our assets and wind-up and dissolve our company.

We do not anticipate that we will generate revenues for at least four to six months at the earliest, assuming that one or more of our pending projects lead to a commercial contract. We have, as a result of our lack of revenues, incurred operating losses in the amount of $1,547,230 from our inception through December 31, 2000, and we anticipate that we will continue to incur substantial operating losses for the foreseeable future, despite any revenues we may receive in the short-term from any of our pending projects, due to the significant costs associated with the development and marketing of our burner technologies. We cannot give you any assurance that we will generate revenues or profits in the near future or at all.

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

Our operating expenses are currently being funded for the indefinite future through advances made by one of our directors and principal stockholders, Mr. R. Dirk Stinson. We cannot give you any assurance that Mr. Stinson will remain in a position to fund our operations notwithstanding his desire to do so.

We anticipate that we will need to raise at least $1.5 million to fund our projected operating and project costs over the next twelve months, and at least $2.5 million, including the $1.5 million noted above, in additional working capital to fully implement our longer-term business plan and marketing strategies. We have no current arrangements for obtaining this additional capital other than our current relationship with Mr. Stinson, and will seek to raise this amount in one or more increments through contract advances, public or private sales of debt or equity securities, debt financing or short-term loans, or a combination of the foregoing. We cannot give you any assurance that we will be able to secure the additional capital we require to continue our operation at all, or on terms which will not be objectionable to our company or our stockholders, including substantial dilution or the sale or licensing of our technologies.

Note number one to our financial statements states that if we do not raise sufficient capital there is a substantial doubt as to our ability to continue as a going concern. Our independent auditors, Deloitte & Touche LLP, stated in their report accompanying our financial statement that they would be required to express a going concern opinion were our financial statements prepared in accordance with United States reporting standards for auditors.

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

    in the shorter-term, adversely affect our ability to:

      complete other pending project proposals and introduce burner products using our technologies onto the market and to compete, with consequential delays in our ability to generate revenues and profits; and

      raise additional working capital; and

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

    the efficacy, performance and attributes of these new products;

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

    in the shorter-term, adversely affect our ability to:

      introduce burner products using our technologies onto the market and to compete, with consequential delays in our ability to generate revenues and profits; and

      raise additional working capital; and

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

    in the shorter-term, adversely affect our ability to:

      introduce burner products using our technologies onto the market and to compete, with consequential delays in our ability to generate revenues and profits; and

      raise additional working capital; and

    in the longer-term, force us to suspend our operations, and possibly even liquidate our assets and wind-up and dissolve our company.

Should we be forced to manufacturer our burner products, we cannot give you any assurance that we will be able to develop or internal manufacturing capability or procure third party suppliers. Moreover, we cannot give you any assurance that any contract manufacturers or suppliers we procure will be able to supply our product in a timely or cost effective manner or in accordance with applicable regulatory requirements or our specifications.

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

  The loss of our technology licenses as a consequence of our failure to list our common stock on a national market would likely force us to suspend our operations, liquidate our assets, and wind-up and dissolve our company

The licensors of our pulse combustion and diesel technologies reserved several termination rights as a condition for their licensing these technologies to our company. The loss of either of our technology licenses would likely force us to suspend our operations, liquidate our assets, and wind-up and dissolve our company. Specifically:

    818879 Alberta, Ltd., the licensor of our pulse combustion technology, reserves the right to terminate the pulse combustion technology license if our common stock does not actively trade on a "national market," which we define under the license agreement as The New York Stock Exchange, The American Stock Exchange or The Nasdaq Stock Market, on or after March 5, 2004. Should 818879 Alberta, Ltd., exercise this termination right, we reserve the right to over-ride 818879 Alberta, Ltd.'s exercise by purchasing the pulse combustion technology outright for a formula-based cash payment.

    Mr. John D. Chato, the licensor of our diesel combustion technology, reserves the right to terminate the diesel fuel combustion technology license if the 818879 Alberta, Ltd. terminates the pulse combustion technology license for the reasons stated above.

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

    in the shorter-term, adversely affect our ability to:

      complete our pending project proposals and introduce burner products using our technologies onto the market and to compete, with consequential delays in our ability to generate revenues and profits; and

      raise additional working capital; and

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

Expansion will place a significant strain on our financial, management and other resources, and will require us, among other things, to:

    change, expand and improve our operating, managerial and financial systems and controls;

    improve he coordination between our various corporate functions; and

    hire additional engineering, sales and marketing, customer service and managerial personnel.

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

  Our revenues and profits may be adversely affected by currency fluctuation, regulatory, political and other risks associated with international transactions

We intend to sell our products and technologies internationally as well as to the United States and within Canada. This will subject us to various risks associated with international transactions that may adversely effect our results of operations, including risks associated with:

    fluctuating exchange rates,

    the regulation by the governments of the United States and Canada as well as foreign governments of fund transfers and export and import duties and tariffs; and

    political instability.

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

Risks Relating to Our Common Stock

  There is no public trading market for our common stock, and no public trading market may ever develop

There is no public market for our common stock or other securities, and we cannot give you any assurance that any active or liquid public market for our common stock or other securities will develop or be sustained at any time in the future. While a United States-based broker-dealer has filed an application with the NASD to sponsor the trading of our common stock on the NASD OTC Bulletin Board pending the approval by Canadian securities regulator of some of the distributions of our common stock contemplated by our registration statement on form SB-2 declared effective on May 10, 2000, no assurance can be given that those approvals will be given or that the broker-dealer's application with the NASD to trade our common stock on the NASD OTC Bulletin Board will ultimately be given, or that our common sock will ever qualify for quotation or listing on any other over-the-counter market or on any exchange.

  In the absence of a public market for our common stock, your ability to sell our common stock will limited to privately negotiated transactions, and you will face difficulties in finding purchasers for your shares

In the absence of a public market for our common stock, you will not be able to sell any shares of common stock you hold through normal brokerage channels, and your ability to sell these shares will be limited to privately negotiated transactions. You will likely face difficulties in finding a purchaser for your shares, particularly in view of our limited operating history, our absence of revenues, profits and dividends, our need for additional capital, your position as a minority stockholder, and the other risk factors discussed in this annual report relating to an investment in our common stock. Lenders will also not readily accept your shares as collateral for these same reasons. Also, our company and our officers, directors, stockholders and agents are under no obligation to purchase these shares from you. As a consequence of these factors, you may not be able to sell or liquidate these shares should you need to do so due to a financial emergency or other exigent circumstances, including your death or disability. Moreover, if you do find a purchaser for your shares, the price you receive may be less than the price you believe to be warranted. Consequently, you should consider any shares of common stock you may hold only as an illiquid long-term investment.

  Even if a public market for our common stock were to develop, your ability to sell shares on that market will be circumscribed by a number of regulatory and contractual restrictions

Even if a public market for our common stock is eventually developed, your ability to sell our common stock on that public market will be circumscribed by the following regulatory and contractual considerations:

    the disclosure and investor suitability rules promulgated under the Penny Stock Reform Act of 1990 and limitations mandated by Rule 15c-2-6 promulgated by the Securities and Exchange Commission;

    the necessity of complying with any state "Blue Sky" or Canadian provincial securities laws which may be applicable;

    contractual volume restrictions on sale imposed on some of the holders of blocks of more than 3,000 shares of our common stock, including the common stock to be sold or distributed under this annual report, upon whom we have imposed lock-up restrictions as a condition to our cooperation in establishing a public market for our common stock on the OTC Electronic Bulletin Board; and

    the amount of shares which you may freely trade under Rule 144 if applicable.

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

  Even if a public market for our common stock were to develop, our stock price would likely be volatile due to market considerations beyond our control

The securities markets have from time to time experienced significant price and volume fluctuations that can be unrelated to the operating performance or financial condition of any particular company. This is especially true with respect to emerging companies such as ours. Examples of external factors, which can generally be described as factors that are unrelated to the operating performance or financial condition of any particular company, include changes in interest rates and worldwide economic and market conditions, as well as changes in industry conditions, such as changes in the cost of components and energy, regulatory and environment rules, announcements of technology innovations or new products by other companies, and quarterly fluctuation in our or in our competitors' operating results. Examples of internal factors, which can generally be described as factors that are directly related to our operating performance or financial condition, would include release of reports by securities analysts and announcements we may make from time-to-time relative to our ability to enter into contracts or other arrangement, our operating performance, advances in our technology or other business developments specific to our company. Any of these external or internal factors could have a significant impact on our stock price were a public market develop for our common stock. Moreover, because we are a development stage enterprise with a limited operating history and no revenues or profits, the market price for our common stock would be more volatile than that of a seasoned issuer, and may changes in the market price may have no connection with our operating results or prospects. No predictions or projections can be made as to what the prevailing market price for our common stock will be at any time.

  If a public market for our common stock were to develop, you could be subject to the penny stock rules if our stock price were less than $5

If a public market for our common stock were to develop, it would become subject, unless it was listed on a national stock exchange or quoted on the Nasdaq Market, to a number of regulations known as the "penny stock rules." When the market price for shares is less than $5 per share, the broker-dealer facilitating the sale is required under the penny stock rules to deliver a standardized risk disclosure document prepared by the Securities and Exchange Commission, to provide the customer with additional information including current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, monthly account statements showing the market value of each penny stock held in the customer's account, and to make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. To the extent these requirements may be applicable they will reduce the level of trading activity in the secondary market for our common stock and may severely and adversely affect the ability of broker-dealers to sell our common stock.

  You should not expect to receive a liquidation distribution

If we were to wind-up and dissolve our company and liquidate and distribute our assets, you would share ratably with our other common stockholders in our assets only after we satisfy the following obligations:

    any amounts we would owe to our creditors ($235,172 as of December 31, 2000);

    any amounts we would owe to our series "A" preferred stockholders as a liquidation preference ($1,000 as of the date of this annual report);

    any amounts we would owe to our series "B" preferred stockholders as a liquidation preference ($500,002 as of the date of this annual report); and

    any amounts we would owe to our series "C" preferred stockholders as a liquidation preference (currently $0).

If our liquidation were attributable to our inability to profitably operate our business, then it is likely that we would have material liabilities at the time of liquidation or dissolution. Accordingly, we cannot give you any assurance that sufficient assets will remain available after the payment of our creditors and preferred stockholders to enable you to receive any liquidation distribution with respect to the shares sold or distributed to you under this annual report.

  Our current principal stockholders will continue to control our company, and will accordingly retain the power to substantially influence corporate actions that conflict with the interests of public stockholders

Our present executive officers and directors hold, as a group, approximately 57.6% of our common stock as of the date of this annual report, and will, and as consequence, retain the power to substantially influence corporate actions that conflict with the interests of public stockholders, including:

    our business expansion or acquisition policies;

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

  Our right to issue additional capital stock at any time could have an adverse effect on your proportionate ownership and voting rights

Our Certificate of Incorporation authorizes us to issue 15,000,000 shares of common stock, and 1,000,000 shares of preferred stock, including 248,999 shares of serial or "blank check" preferred stock that will contain rights, preferences and privileges to be prospectively fixed by our Board of Directors at the time of issuance-without stockholder consent or approval-based upon any factors our Board may deem relevant at that time. Your proportionate ownership and voting rights as a common stockholder could be adversely effected by the issuance of additional shares of our common stock or our series "C" convertible or "blank check" preferred stock, depending on their rights, preferences and privileges, including a substantial dilution in your net tangible book value per share. We cannot give you any assurance that we will not issue shares of either our common stock or our series "C" convertible or "blank check" preferred stock under circumstances we may deem appropriate at the time.

  "A third party acquisition of our company would be difficult due to "anti-takeover" provisions contained in our charter documents and provided for under Delaware corporate law

Some of the provisions contained in our charter documents and Delaware corporate law may discourage transactions involving an actual or potential change in control of our company, and may limit the ability of our stockholders to approve these transactions should they deem them to be in their best interests. For example, our Certificate of Incorporation and Bylaws:

    reserve the right to fill any vacancies in any Non-Series A Director positions exclusively to our Board of Directors;

    stipulate that our Non-Series A Directors can only be removed for cause;

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

We are also subject to Section 203 of the Delaware General Corporation Law which generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any ''interested stockholder'' for a period of three years following the date that stockholder became an interested stockholder.

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

Special Note Regarding Forward Looking Statements

Contained in this uncertainties and risk factors section as well as in other sections of this annual report are so-called "forward-looking statements" which generally relate to our expectations or speculations as to potential future events and our observations as to trends and factors that may impact our future operating results. These forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements. You can generally identify forward-looking statements through words such as "believe," "anticipate," "expect," "project," "estimate," "budget," "will be," "will continue," "will likely result," or words or phrases with similar meanings. Forward-looking statements that may be contained in this annual report would, for example, include statements relating to the likelihood that we will enter into contracts or other arrangements with respect to our technology.

Whenever you read any forward looking statement contained in this annual report, you should be aware of and take into consideration that:

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

  changes in our business plan and corporate strategies;

  our ability to satisfactorily complete pending proposals and enter into binding contracts based upon those proposals;

  the occurrence of the various types of uncertainties and risk factors described above in this section as well as those described in Item 7A of this annual report captioned "Quantitative And Qualitative Disclosure About Market Risk;"

  the forward-looking statement must, in any event, be considered in context with the various disclosures made by our company in this annual report about our business; and

  the uncertainties and risks presented in this section and elsewhere in this annual report are not exhaustive, and new uncertainties and risk factors may emerge from time to time. It is not possible for management to predict all such uncertainties and risk factors, nor can it assess the impact of all such uncertainties and risk factors on Clean Energy's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from, those contained in any forward-looking statements.

Given these risks and uncertainties, holders of our securities should not place undue reliance on forward-looking statements as a prediction of actual results.

We are not obligated to update or revise any forward looking statement contained in this annual report to reflect new events or circumstances. You are also cautioned that we intend for all forward-looking statements contained in this annual report to be construed as "forward-looking statements" within the meaning Section 21E of the United States Securities Exchange Act of 1934 and, to the extent it may be applicable by way of the incorporation of statements contained in this annual report by reference or otherwise, Section 27A of the United States Securities Act of 1933, each of which establishes a safe-harbor from private actions for forward-looking statements as defined in those statutes.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET     RISK

Currency Fluctuations

One market risk that affects our company relates to foreign currency fluctuations between United States and Canadian dollars. To the extent we maintain our accounts in Canadian funds or enter into transactions denominated in Canadian currency, our financial position could be adversely affected by United States-Canadian currency fluctuations. We have not previously engaged in activities to mitigate the effects of foreign currency fluctuations due to the absence of Canadian revenues to date, and we anticipate that the exchange rate between the United States and Canadian dollar will remain fairly stable.

If earnings from our Canadian operations were to increase, our exposure to fluctuations in the United States-Canadian exchange rate would also increase, and we would have to consider utilizing forward exchange rate contracts or engage in other efforts to mitigate these foreign currency risks. We cannot give you any assurance that the use of exchange rate contracts or other mitigation efforts would effectively limit any adverse effects of foreign currency fluctuations on our Company's international operations and our overall results of operations.

Interest Rate Fluctuations

We currently maintain the bulk of our available cash in money-market accounts maintained in U.S. dollars. Our interest income from these short-term investments could be adversely affected by any material changes in interest rates within the United States.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements and the Report of Independent Auditors are filed with this annual report on Form 10-K in a separate section following V, as shown on the index under Item  14(a) of this annual report.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON  ACCOUNTING AND FINANCIAL
                   DISCLOSURE

Not applicable.

PART III

ITEM 10.     OUR DIRECTORS AND EXECUTIVE OFFICERS

Information relating to our directors and executive officers required by this item will be contained in our definitive proxy statement to be distributed later this year pursuant to the rules of the Securities and Exchange Commission in advance of our Annual Meeting of Stockholders. Pursuant to the rules of the Securities and Exchange Commission, the information relating to our directors and executive officers contained in our definitive proxy statement to be distributed later this year in advance of our Annual Meeting of Stockholders is hereby incorporated into this annual report by reference.

ITEM 11.     EXECUTIVE COMPENSATION

Information relating to executive compensation required by this item will be contained in our definitive proxy statement to be distributed later this year pursuant to the rules of the Securities and Exchange Commission in advance of our Annual Meeting of Stockholders. Pursuant to the rules of the Securities and Exchange Commission, the information relating to executive compensation contained in our definitive proxy statement to be distributed later this year in advance of our Annual Meeting of Stockholders is hereby incorporated into this annual report by reference.

ITEM 12.     OWNERSHIP OF OUR SECURITIES BY BENEFICIAL OWNERS AND MANAGEMENT

Information relating to the ownership of our securities by beneficial owners and our management required by this item will be contained in our definitive proxy statement to be distributed later this year pursuant to the rules of the Securities and Exchange Commission in advance of our Annual Meeting of Stockholders. Pursuant to the rules of the Securities and Exchange Commission, the information relating to the ownership of our securities by beneficial owners and our management contained in our definitive proxy statement to be distributed later this year in advance of our Annual Meeting of Stockholders is hereby incorporated into this annual report by reference.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information relating to certain relationships and related transactions involving our beneficial owners, management and agents required by this item will be contained in our definitive proxy statement to be distributed later this year pursuant to the rules of the Securities and Exchange Commission in advance of our Annual Meeting of Stockholders. Pursuant to the rules of the Securities and Exchange Commission, the information relating to certain relationships and related transactions involving our beneficial owners, management and agents contained in our definitive proxy statement to be distributed later this year in advance of our Annual Meeting of Stockholders is hereby incorporated into this annual report by reference.

PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)   Financial Statements:

(a)(2)   Schedules required by Regulation S-X are filed as an exhibit to this report:

Independent Auditors' Report on Schedules and Consent
Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements notes thereto

(b)      Exhibits

3.1	Certificate of Incorporation filed in the Office of the Delaware Secretary of State on March 1, 1999 (1)
3.2	Certificate of Amendment to Certificate of Incorporation filed in the Office of the Delaware Secretary of State on May 20, 1999 (1)
3.3	Certificate of Amendment to Certificate of Incorporation filed in the Office of the Delaware Secretary of State on November 12, 1999 (2)
3.4	Bylaws (as restated to reflect corporate name change) (1)
4.1	Specimen common stock certificate (1)
4.2	Specimen series "A" preferred stock certificate (1)
4.3	Specimen series "B" preferred stock certificate (1)
4.4	Founding Stockholders Agreement dated March 5, 1999 (1)
4.5	1999 Clean Energy Technologies, Inc. Stock Plan adopted on March 5, 1999 (as restated to reflect corporate name change) (1) -47-
4.6

Form of Option Certificate under 1999 Clean Energy Technologies, Inc. Stock Plan relating to grants of options on March 5, 1999 to John D. Chato, John P. Thuot, Barry A. Sheahan and James V. DeFina (1)

4.7	Series B Preferred Stock Purchase Agreement dated April 6, 1999 (1)
4.8	Investor Relations and Stock Marketing Advisory Services Agreement dated April 1, 1999, with ABCE Enterprises, Inc. (1)
10.1	Pulse Combustion Technology License dated March 5, 1999, with 818879 Alberta, Ltd. (1)
10.2	Diesel Fuel Combustion Technology License dated March 5, 1999, with John D. Chato (1)
10.3	Founding Stockholders Agreement dated March 5, 1999 (see exhibit 4.4) (1)
10.4	Employment Agreement dated March 5, 1999, with John D. Chato (1)
10.5	Employment Agreement dated March 5, 1999, with John P. Thuot (1)
10.6	Employment Agreement dated March 5, 1999, with Barry A. Sheahan (1)
10.7	Employment Agreement dated March 5, 1999, with James V. DeFina (1)
10.8	Promissory Note dated August 10, 1999 in the principal amount of $50,000 between Clean Energy Combustion Systems, Inc., as maker, and R. Dirk Stinson, as holder (1)
10.9	Letter Agreement dated July 27, 2000 with The Rowe Group.
10.10 10.11	Letter of Intent dated January 25, 2001 with Jie Li International Environmental Technologies Group Ltd. Letter Agreement dated March 20, 2001 with 818879 Alberta Ltd.
23	Consent of independent auditors
25	Powers of attorney
(1) Previously filed by Clean Energy as an exhibit to our Registration Statement on Form SB-2 filed on September 30, 1999 (Commission File No. 333-88207)
(2) Previously filed by Clean Energy as an exhibit to Pre-Effective Amendment No. 1 to our Registration Statement on Form SB-2 filed on February 25, 2000

Independent Auditors' Report and Consolidated Financial Statements of:

CLEAN ENERGY COMBUSTION SYSTEMS, INC.

(A Development Stage Enterprise)

December 31, 2000

Independent Auditors' Report

To the Stockholders of

Clean Energy Combustion Systems, Inc.

We have audited the consolidated balance sheets of Clean Energy Combustion Systems, Inc. (a development stage enterprise) as at December 31, 2000 and 1999 and the consolidated statements of operations, stockholders' equity and cash flows for the years then ended and for the period January 1, 1999, commencement of the development stage, to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

With respect to the consolidated financial statements for the year ended December 31, 2000, we conducted our audit in accordance with Canadian generally accepted auditing standards and United States generally accepted auditing standards. With respect to the consolidated financial statements for the year ended December 31, 1999, we conducted our audit in accordance with Canadian generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2000 and 1999 and the results of its operations, changes in its stockholders' equity and cash flows for the years then ended and for the period January 1, 1999, commencement of the development stage, to December 31, 2000 in accordance with accounting principles generally accepted in the United States of America.

The accompanying financial statements for the year ended December 31, 2000 have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's recurring losses from operations raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  Deloitte & Touche LLP

Chartered Accountants
Vancouver, British Columbia, Canada
February 7, 2001

CLEAN ENERGY COMBUSTION SYSTEMS, INC.
(a development stage enterprise)
Consolidated Balance Sheet
(expressed in U.S. dollars)
December 31 2000 1999
ASSETS
CURRENT
Cash and cash equivalents	$ 2,122	$ 26,414
Short-term investments	13,338	10,000
Prepaid expenses and other	32,122	21,261
Advances to an affiliated company (note 3)	50,818	52,514
	---------------	---------------
Total current assets	98,400	110,189
	---------------	---------------
PATENTS	25,175	11,427
PROPERTY AND EQUIPMENT (note 4)	62,256	43,429
	---------------	---------------
TOTAL ASSETS	$ 185,831	$ 165,045
	==========	==========
LIABILITIES
CURRENT
Accounts payable	$ 191,818	$ 23,297
Accrued liabilities	3,334	11,458
Current payroll taxes	27,293	11,620
Advances from related parties (note 5)	12,727	254,572
Total current liabilities	235,172	300,947
Going concern (note 1)
Commitments and contingencies (note 10)
STOCKHOLDERS' EQUITY
Authorized (note 6)
Preferred stock; par value $.0001; 1,000,000 shares
Common stock; $.0001 par value; 15,000,000 shares
Issued (note 6)
Series "A" convertible preferred stock; $.0001 par value
Total liquidation preference $1,000
1,000 shares issued and outstanding	1	1
Series "B" convertible preferred stock; $.0001 par value
Total liquidation preference $500,000
250,001 shares issued and outstanding	250	250
Common stock; $.0001 par value; 10,131,694
(1999 - 9,643,750) shares issued and outstanding	1,013	964
Additional paid-in capital	1,496,625	502,287
Deficit accumulated during development stage	(1,547,230)	(639,404)
	---------------	---------------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(49,341)	(135,902)
	---------------	---------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 185,831	$ 165,045
	==========	==========

The accompanying notes to consolidated financial statements
are an integral part of this consolidated balance sheet

CLEAN ENERGY COMBUSTION SYSTEMS, INC.
(a development stage enterprise)
Consolidated Statement Of Operations
(expressed in U.S. dollars)
Twelve Months Ended December 30, and Cumulative From Commencement of Operations on January 1, 1999 to December 31 2000 1999 Cumulative
ADMINISTRATION AND MARKETING EXPENSE
Accounting	$ 12,334	$ 22,076	$ 34,410
Wages and benefits	183,388	157,511	340,899
Amortization	20,929	8,801	29,730
Communications	7,063	7,701	14,764
Foreign exchange (gain) loss	(18,897)	8,585	(10,312)
Interest	20,797	5,861	26,658
Legal	39,250	69,450	108,700
Professional fees	6,732	-	6,732
Marketing	139,048	79,191	213,239
Occupancy	36,768	31,220	67,988
Office and miscellaneous	58,447	15,581	74,028
Transfer agent fees	1,590	12,390	13,980
	----------------	----------------	----------------
Total administration and marketing	507,449	418,367	920,816
	----------------	----------------	----------------
RESEARCH AND DEVELOPMENT EXPENSE
Wages and benefits	281,321	196,422	477,743
Development	119,056	24,615	143,671
	----------------	----------------	----------------
Total research and development	400,377	221,037	621,414
	----------------	----------------	----------------
TOTAL EXPENSES AND NET LOSS	$ 907,826	$ 639,404	$ 1,542,230
	===========	===========	===========

BASIC AND DILUTED LOSS PER SHARE	$ (0.09)	$ (0.08)
	===========	===========
WEIGHTED AVERAGE SHARES OUTSTANDING	10,326,288	8,036,458
	===========	===========

The accompanying notes to consolidated financial statements
are an integral part of this consolidated statement of operations

CLEAN ENERGY COMBUSTION SYSTEMS, INC.
(a development stage enterprise)
Consolidated Statement Of Stockholders' Equity (Deficit)
(expressed in U.S. dollars)

Accumulated Additional During The Total Preferred Stock Preferred Stock Common Stock Paid-In Development Stockholders' Shares Amount Shares Amount Shares Amount Capital Stage Equity
	1,000	$ 1	-	$ -	9,643,750	$ 964	$ 535	$ -	$ 1,500
Private placement	-	-	250,001	250	-	-	499,752	-	500,002
Issue of options to consultant	-	-	-	-	-	-	2,000	-	2,000
Net loss	-	-	-	-	-	-	-	(639,404)	(639,404)
	-------------	--------------	---------------	------------	----------------	------------	----------------	------------------	----------------
Balance, December 31, 1999	1,000	1	250,001	250	9,643,750	964	502,287	(639,404)	(135,902)

Issue of option to consultant	-	-	-	-	-	-	18,500	-	18,500
Issued on note conversion (note 5(c))	-	-	-	-	487,944	49	975,838		975,887
Net loss	-	-	-	-	-	-	-	(907,826)	(897,826)
	-------------	--------------	---------------	------------	----------------	------------	----------------	------------------	----------------
Balance, December 31, 2000	1,000	$ 1	250,001	$ 250	10,131,694	$ 1,013	$ 1,496,625	$ (1,547,230)	$ (49,341)
	=========	=========	==========	========	==========	=======	==========	============	==========

The accompanying notes to consolidated financial statements
are an integral part of this consolidated statement of shareholders' equity (deficit)

CLEAN ENERGY COMBUSTION SYSTEMS, INC.
(a development stage enterprise)
Consolidated Statement Of Cash Flows
(expressed in U.S. dollars)

Twelve Months Ended December 30, and Cumulative From Commencement of Operations on January 1, 1999 to December 31 2000 1999 Cumulative
OPERATING ACTIVITIES
Total operating expense and net loss	$ (907,826)	$ (639,404)	$ (1,547,230)
Adjustments to reconcile total operating expenses
to net cash utilized in operating activities:
Amortization	20,929	8,801	29,730
Non-cash consulting expense	18,500	2,000	20,500
Change in operating assets and liabilities:
Accounts receivable and prepaid expenses	(10,861)	(21,261)	(32,122)
Accounts payable	168,521	23,297	191,818
Accrued liabilities	(8,124)	11,458	3,334
Payroll taxes	15,673	11,620	27,293
	-------------------	--------------------	-----------------------
Net cash used in operating activities	(703,188)	(603,489)	(1,306,677)
	-------------------	--------------------	-----------------------
INVESTING ACTIVITIES
Purchase of short-term investment	(3,338)	(10,000)	(13,338)
Purchase of a patent	(13,748)	(11,427)	(25,175)
Purchase of property and equipment	(39,756)	(52,230)	(91,986)
	-------------------	--------------------	-----------------------
Net cash used in investing activities	(56,842)	(73,657)	(130,499)
	-------------------	--------------------	-----------------------
FINANCING ACTIVITIES
Advances to an affiliated company	1,696	(52,514)	(50,818)
Advances from shareholders (note 5) (see disclosure below)	975,887	241,283	1,217,170
Advances from related parties	(241,845)	13,289	(228,556)
Proceeds from issue of common stock	-	1,000	1,000
Proceeds from issue of Series "A" convertible preferred stock	-	500	500
Proceeds from issue of Series "B" preferred stock	-	500,002	500,002
	-------------------	--------------------	-----------------------
Net cash provided by financing activities	735,738	703,560	1,439,298
	-------------------	--------------------	-----------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(24,292)	26,414	2,122

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	26,414	-	-

	-------------------	--------------------	-----------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 2,122	$ 26,414	$ 2,122
	============	=============	===============

 Supplementary Cash Flow Disclosure

During the year ended December 31, 2000, a significant shareholder converted the principal amount and all interest of a loan into 487,944 shares of common stock. The loan balance at the date of conversion was $975,887.

The accompanying notes to consolidated financial statements
are an integral part of this consolidated statement of cash flows

ENERGY EXPLORATION TECHNOLOGIES
(a development stage enterprise)
Notes To Consolidated Statements
(expressed in U.S. dollars)
December 31, 2000 and 1999

  NATURE OF BUSINESS AND GOING CONCERN

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

  Since we have not generated operating revenues to date, we should be considered a development stage enterprise. Clean Energy has incurred losses from inception totaling $1,542,230 and has a working capital deficiency of $136,772 and does not currently have the financial resources to complete its business plan. Our ability to continue as a going concern will be dependent upon our ability to attain future profitable operations and to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. External financing, predominately in the short-term by loans from affiliated parties and in the longer-term through the issuance of common stock will be sought to finance development of our products; however, there can be no assurance that sufficient funds will be raised.

  Our objective is to enter into licensing, royalty, joint venture, or manufacturing agreements with established national and international heat transfer industry manufacturers.

  SIGNIFICANT ACCOUNTING POLICIES
    Basis Of Presentation

    These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

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

    Foreign Currency Translation

    Clean Energy is a Delaware corporation and considers the United States dollar to be the appropriate functional currency for our operations and these financial statements, notwithstanding that we do business in Canada in transactions denominated in Canadian dollars. It is anticipated that the majority of our business will be conducted in United States dollars and our anticipated customer base will be within the United States. For purposes of preparing these financial statements, foreign currency monetary assets and liabilities are translated into U.S. dollars at the exchange rates in effect at the balance sheet date. Other balance sheet items and revenues and expenses are translated at the rates prevailing on the respective transaction dates. Translation gains and losses are included in income.
    Estimates And Assumptions

    The preparation of these consolidated financial statements in conformity with generally accepted accounting principles requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of these consolidated financial statements and the reported amount of revenues and expenses during the reporting periods. Actual results may differ from those estimates.

    Cash And Cash Equivalents

    Cash and cash equivalents consist of cash on hand, funds on deposit and short-term investments with an original maturity of ninety days or less.

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

    Property And Equipment

    We state property and equipment at cost, and then record amortization on these assets on a straight-line basis over their respective estimated service lives as follows:

Communications equipment	30%
Computer hardware	30%
Computer software	50%
Display and promotional equipment	20%
Furnishings	20%
Lab equipment	20%
Leasehold improvements	20%
Office equipment	20%

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
    Basic And Diluted Loss Per Share

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
    Stock-based compensation

    In accounting for the grant of our employee and director stock options, we have elected to follow Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees," ("APB 25"), and related interpretations. Under APB 25, companies are not required to record any compensation expense relating to the grant of options to employees or directors where the awards are granted upon fixed terms with an exercise price equal to fair value and the only condition of exercise is continued employment. See note 6(f).

    Comprehensive Income

    The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards Statement No. 130, Reporting Comprehensive Income ("SFAS 130"), which is required to be adopted for fiscal years beginning on or after December 15, 1997. SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. There is no impact of SFAS 130 on our financial statements.
    Recent pronouncements

  In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"), which establishes accounting and reporting standards for derivative instruments and hedging activities. This statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The statement is effective for fiscal years beginning after June 15, 2000, as amended by SFAS No. 137. The adoption of this pronouncement will not have a material effect on our consolidated financial position or results of operations.

  In March 2000, the FASB issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB 25 ("FIN No. 44"). FIN No. 44 clarifies (1) the definition of employee for purposes of applying APB Opinion No. 5,  (2) the criteria for determining whether a plan qualifies as a noncompensatory plan, (3) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (4) the accounting for an exchange of stock compensation awards in a business combination. FIN No. 44 is effective July 1, 2000 but certain conclusions in this interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. The adoption of certain of the conclusions of FIN No. 44 covering events occurring during the period after December 15, 1998 or January 12, 2000 did not have a material effect on our financial position and results of operations. The adoption of the remaining conclusions did not have a material effect on our financial position or results of operations.

   3.   ADVANCES TO AFFILIATED COMPANY

As at December 31, 2000 and December 31, 1999, we had advanced $50,818 (Cdn. $76,202) and $52,514 (Cdn. $75,794), respectively, to a company controlled by shareholders of our company in common.  These advances are non-interest bearing, are repayable in Canadian dollars and have no specific terms of repayment.

   4.   PROPERTY AND EQUIPMENT

  Summarized below are our capitalized costs for property and equipment as of December 31, 2000 and December 31, 1999:

Accumulated Net Book Net Book Cost Depreciation Value Value
Communications equipment	$ 6,681	$ 2,756	$ 3,925	$ 4,391
Computer hardware	22,949	8,339	14,610	9,705
Computer software	4,550	2,197	2,353	1,722
Display and promotional equipment	4,832	805	4,027	-
Furnishings	2,242	716	1,526	1,425
Lab equipment	38,339	9,227	29,112	20,971
Leasehold improvements	12,429	6,167	6,262	5,215
Office equipment	527	86	441	-
	---------------	----------------	---------------	----------------
	$ 92,549	$ 30,293	$ 62,256	$ 43,429
	==========	===========	==========	===========
    5.   ADVANCES FROM RELATED PARTIES

  Summarized below are our advances and borrowing from related parties as of December 31, 2000 and December 31, 1999:

2000 1999
Advance from related company	$ 6,058	$ 13,289
Advance from shareholders	6,669	241,283
	---------------	-----------------
	$ 12,727	$ 254,572
	==========	===========

  The advances of $6,058 (Cdn. $9,083) and $13,289 (Cdn. $19,552) to Clean Energy as of December 31, 2000 and 1999, respectively, were from a company controlled by shareholders in common. These advances bear interest at the rate of 8.75% per annum, are repayable in Canadian dollars, and have no specific terms of repayment.

  The advance of $6,669 (Cdn. $10,000) to Clean Energy as at December 31, 2000 was from a shareholder. This loan bears no interest and has no specified terms of repayment.

  During the year ended December 31, 2000, Clean Energy had also borrowed $975,887 (Cdn. $1,439,401) from a significant shareholder, including $241,283 (Cdn. $355,000) borrowed as at December 31, 1999. This outstanding principal and interest on this loan, which accrued interest at Canadian prime rate plus 2% per annum, was converted by the holder during 2000 into 487,944 shares of our common stock at a conversion rate of $2.00 per share pursuant to the terms of the underlying promissory note.

    6.   6.   SHARE CAPITAL AND STOCK OPTIONS

    Series "A" Preferred Stock

    Our series "A" preferred stock is non-voting and is convertible into one share of common stock at the option of the holder at any time. The affirmative consent of a majority of all outstanding series "A" preferred shares is required to liquidate or dissolve our company, to sale our principle assets, to merger or consolidate our company with another, to declare a dividend, to make any changes in our authorized capital stock, or to issue additional preferential preferred shares. Should our common stock be accepted for listing on The New York Stock Exchange or The American Exchange or accepted for quotation on Nasdaq, all outstanding series "A" preferred shares will automatically convert into common stock on a one for one basis once our common stock has been actively traded on that exchange or market for a two year continuous period. In the event of the voluntary or involuntary liquidation, dissolution or winding up of our company, our series "A" preferred stockholders will be entitled to an amount equal to $1 per share, but after payment has been made to all series "B" preferred stockholders.

    Clean Energy designated and issued 1,000 shares of series "A" preferred stock on incorporation.

    Series "B" Preferred Stock

    Our series "B" preferred stock is voting and is entitled to participate in dividends with our common stock.

    The affirmative consent of a majority of all outstanding series "B" preferred shares is required to make any changes in our authorized capital stock, or to issue additional preferential preferred shares. Our series "B" preferred stock is convertible at the option of the holder, at any time, into one share of common stock. Should our common stock be accepted for listing on The New York Stock Exchange or The American Exchange or accepted for quotation on Nasdaq, all outstanding series "B" preferred shares will automatically convert into common stock on a one for one basis. In the event of the voluntary or involuntary liquidation, dissolution or winding up of our company, our series "B" preferred stockholders will be entitled to an amount equal to $2 per share before any payment will be made or any assets distributed to the holders of series "A" preferred stock, common stock, or any other junior equity security.

    During the period ended December 31, 1999, Clean Energy designated 250,001 preferred shares as series "C" preferred stock and issued those shares pursuant to a private placement for gross proceeds of $500,002.

    Series "C" Preferred Stock

    Our series "C" preferred stock is voting and is entitled to participate in dividends with shares of common stock.

    The affirmative consent of a majority of all outstanding series "C" preferred shares is required to liquidate or dissolve our company, to sale our principle assets, to merger or consolidate our company with another, to declare a dividend, to make any changes in our authorized capital stock, issue additional preferential preferred shares, declare any dividends or redeem or purchase any series "C" preferred shares. Our series "C" preferred stock is convertible at the option of the holder, at any time, into one share of common stock. Should our common stock be accepted for listing on The New York Stock Exchange or The American Exchange or accepted for quotation on Nasdaq, all outstanding series "C" preferred shares will automatically convert into common stock on a one for one basis. In the event of our voluntary or involuntary liquidation, dissolution or winding up, our series "C" preferred stockholders will be entitled to an amount equal to the stated value or issuance cost before any payment will be made or any assets distributed to the holders of our series "A" preferred stock, series "B" preferred stock, common stock, or any other junior equity security.

    During the period ended December 31, 1999, Clean Energy designated 500,000 preferred shares as series "C" preferred stock. As at December 31, 2000, there were no series "C" preferred stock outstanding.

    Common Stock

    We issued an additional 487,944 shares of common stock during the year ended December 31, 2000 on the conversion of $975,887 of shareholders' loans.

    Common Stock Purchase Options

    We granted non-qualified stock options to executive officers and key employees entitling them to purchase an aggregate of 320,000 shares of our common stock at an exercise price of $2 per share. These options vest equally annually over a five year period, and each annual vesting portion expires five years subsequent to the vesting date. At December 31, 2000, 128,000 stock options were vested. No stock options have been exercised as at December 31, 2000.

    Pursuant to APB 25, we have not recorded any compensation expense relating to the grant of these options for any period in these consolidated financial statements insofar as the exercise price for all of these options equaled or exceeded the fair value of the underlying common shares on the effective date of grant. See note 2(k). Had we elected to follow the alternative fair value accounting provided for under SFAS No. 123, "Accounting for Stock-Based Compensation," we would have recorded additional compensation costs of approximately $28,974 and $88,589 for the twelve-month periods ended December 31, 2000 and December 31, 1998, respectively.  These amounts were determined using an option pricing model assuming no dividends are to be paid, an average vesting period of five years, a weighted average annualized volatility of our share price of zero and a weighted average annualized risk free interest rate at 5.25%.

    The following pro forma financial information presents the net loss for the period and loss per common share had we adopted Statement SFAS No. 123:

December 31 2000 1999

Net loss for the year	$ (926,800)	$ (727,993)

Basic and diluted loss per common share	$ (0.09)	$ (0.09)

    Common Stock Purchase Warrants

During 2000, we issued 36,000 share purchase warrants as additional consideration pursuant to a public relations services agreement pursuant to which the holder is given the right to purchase 36,000 common shares at $2 per share. The right to exercise these warrants vests in equal monthly installments over a twenty-four month period, and each installment lapses five years after date of vesting. As at December 31, 2000, 28,500 shares have vested and none have been exercised.

During 2000, we also issued 200,000 share purchase warrants as additional consideration pursuant to an investors and media relations services agreement pursuant to which the holder is given the right to purchase 200,000 common shares at prices between $2 to $5 per share. The right to exercise these warrants vests in equal quarterly installments over a twelve-month period commencing July 27, 2000, and each installment lapses twelve months after date of vesting. As at December 31, 2000, 100,000 shares have vested at an exercise price of $2 per share and none have been exercised.

Pursuant to the fair value method of accounting, we recorded compensation expense of $18,500 and $2,000 for the twelve-month periods ended December 31, 2000 and December 31, 1999, respectively, in connection with the grant and vesting of these warrants.  These amounts were determined using an option pricing model assuming no dividends are to be paid, a two year vesting period, a weighted average annualized volatility of our share price of 20%, and a weighted average annualized risk free interest rate at 5.25%.

    7.   INCOME TAXES

  As at December 31, 2000, we had net operating loss carryforwards available to reduce our taxable income in future years by the amount of approximately $1,400,000. At the statutory rate of 30%, this net operating loss represents a potential non-current income tax asset of $420,000. We had no other significant temporary or permanent timing differences. The tax asset relating to operating losses incurred through December 31, 2000, has been fully offset by a valuation allowance.

    8.   RELATED PARTY TRANSACTIONS

  Related party transactions and balances not disclosed elsewhere in these financial statements are as follows:

(a)

  We advanced $9,688 (Cdn. $14,527) and $5,245 (Cdn. $7,571) to our shareholders as at December 31, 2000 and December 31, 1999, respectively. These advances are non-interest bearing, are repayable in Canadian dollars and have no specific repayment terms.

(b)

  We acquired exclusive world-wide license rights entitling our company to design, engineer, manufacture, market, distribute, license and otherwise commercially exploit two patented "burner" technologies, our pulse blade combustion or "PBC" technology and our diesel fuel combustion technology. The former license was granted by one of our founding shareholders who indirectly holds greater than 10% of our outstanding and issued share capital and is also one of our directors, while the latter license was granted by one of our founding shareholders who both indirectly holds greater than 10% of our outstanding and issued share capital and who is also the inventor of both technologies and one of our directors.

    9.   FINANCIAL INSTRUMENTS

  Our financial instruments consist of cash and cash equivalents, short term investments, accounts receivable, accounts payable, accrued liabilities, current payroll taxes, advances from affiliated companies and a loan payable. The fair value of these financial instruments approximates our carrying values due to the short-term to maturity of these financial instruments and similarity to current market rates.

  The carrying value of our advances to an affiliated company in the amount of $50,818 at December 31, 2000 differs from its fair value of approximately $47,000. Fair value amounts are intended to represent estimates of the amounts at which the instruments could be exchanged in a current transaction between willing parties. Therefore, this instrument has been valued on a going concern basis, using the present value of the cash flows at maturity using a discount rate of 9.25%. Interest rate sensitivity is the main causes of changes in the above fair values.

  It is management's opinion that Clean Energy is not exposed to significant interest, currency or credit risks arising from these financial instruments.

   10.  COMMITMENTS

(a)

The licensor of our pulse combustion technology have the right to terminate the license if we do not obtain a listing on The New York Stock Exchange, The American Stock Exchange or Nasdaq by March 5, 2004. That licensor also has the right to reacquire the pulse combustion technology if Clean Energy is declared insolvent or bankrupt. Should the licensor exercise its termination right, we can purchase full title to the pulse combustion technology by paying Cdn. $525,000 within ten business days of the 90 day termination period, plus interest on such amount at the rate of 13% per annum, accruing as of January 1, 1999. On the purchase, Clean Energy will also be entitled to receive the return of 593,750 common shares as well as all outstanding shares of series "A" preferred stock. If the licensor is unable to deliver the full number of shares, the cash payment will be reduced pro-rata. Should the pulse combustion technology license terminate without our acquisition of full ownership of that technology, then our diesel fuel combustion technology license shall expire concurrently.

(b)

We have entered into employment agreements with four of our senior employees providing for total annual payment of $327,000 (Cdn. $472,500). Each agreement provides for a one year initial term, renewed automatically for successive one year terms.

(c)

We have entered into a public relations services agreements whereby Clean Energy is obligated to pay a monthly fee of Cdn. $6,000 for a period of 36 months. The agreement can be terminated by either party after one year.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this annual report on form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2001.

Burnaby, British Columbia, Canada
CLEAN ENERGY COMBUSTION SYSTEMS, INC., a Delaware corporation
By:	/s/ John P. Thout John P. Thuot, President (principal executive officer)
By:	/s/ Barry A. Sheahan Barry A. Sheahan, C.A. Chief Financial Officer (principal accounting and financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on form 10-K has been signed below by the following persons on behalf of the registrant on March 30, 2001, and in the capacities indicated.
/s/ John P. Thout John P. Thout	President (principal executive officer) and Chairman

/s/ Barry A. Sheahan Barry A. Sheahan	Chief Financial Officer (principal accounting

/s/ John D. Chato* John D. Chato	Director

/s/ R. Dirk Stinson* R. Dirk Stinson	Director

/s/ Clive Boulton* Clive Boulton	Director

/s/ William D. Jackson* William D. Jackson	Director

*/s/ John P.Thuot John P. Thout (Attorney in Fact