Form 10-Q
period 2001-03-31
CLEAN ENERGY COMBUSTION SYSTEMS INC
filed 2001-05-15
CIK 1096013

As filed with the Securities and Exchange Commission on May 15, 2001

Securities And Exchange Commission
Washington, D.C. 20549

_________________

FORM 10-Q

_________________

(Mark One)
[ X ]	Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934 For The Three-Month Period Ended March 31, 2001; Or
Transition Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934 For The Transition Period From ________ To _______

Commission File No. 333-88207

CLEAN ENERGY COMBUSTION SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	98-0211550 (I.R.S. Employer Identification No.)

7087 MacPherson Avenue, British Columbia, Canada V5J 4N4
(Address of principal executive offices) (Zip Code)

(604) 435-9339
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registration was required to file such Reports), and (2) has been subject to such filing requirements for the past 90 days:   Yes     No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

10,131,694 shares of common stock, par value $0.0001 per share, as of May 11, 2001

CLEAN ENERGY COMBUSTION SYSTEMS, INC.
QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

Page
PART I	BUSINESS	1
item 1	FINANCIAL STATEMENTS	1
Item 2	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	13
	General	13
	Overview	13
	Results Of Operations	14
	Liquidity And Capital Resources	14
	Other Matters	16
	Uncertainties And Other Risk Factors That May Affect OurFuture Results And Financial Condition	17
Item 3	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK	29
	Oil And Gas Price Fluctuations	29
	Currency Fluctuations	30
	Interest Rate Fluctuations	30
PART II	OTHER INFORMATION	30
Item 1	LEGAL PROCEEDINGS	30
Item 2	CHANGES IN SECURITIES AND USE OF PROCEEDS	30
Item 3	DEFAULTS UPON SENIOR SECURITIES	30
Item 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	30
Item 5	OTHER INFORMATION	30
Item 6	EXHIBITS	30
	Exhibits	30
	Reports on form 8-K	30

 -ii-

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

CLEAN ENERGY COMBUSTION SYSTEMS, INC. (a development stage enterprise) Consolidated Balance Sheet (unaudited) expressed in U.S. dollars)

	March 31, 2001	December 31, 2000
ASSETS
CURRENT
Cash and cash equivalents	$ 560	$ 2,122
Short-term investments	-	13,338
Accounts receivable and prepaid expenses	17,993	32,122
Advances to an affiliated company (note 3)	48,342	50,818
	---------------------	-----------------------
Total current assets	66,895	98,400
PATENTS	25,175	25,175
PROPERTY AND EQUIPMENT (note 4)	57,260	62,256
	---------------------	-----------------------
TOTAL ASSETS	$ 149,330	$ 185,831
	==============	===============
LIABILITIES
CURRENT
Accounts payable	$ 298,845	$ 191,818
Accrued liabilities	12,561	3,334
Current payroll taxes	46,662	27,293
Advances from related parties (note 5)	59,591	12,727
	---------------------	-----------------------
Total current liabilities	417,659	235,172
Going concern (note 1)
SHAREHOLDERS' EQUITY
Authorized (note 6):
Preferred stock; par value $0.0001 per share, 1,000,000 shares
Common stock; par value $0.0001 per share, 15,000,000 shares
Issued (note 6):
Series "A" convertible preferred stock; Liquidation preference $1 per share, or $1,000 total 1,000 shares issued and outstanding as of March 31, 2001 and December 31, 2000	1	1
Series "B" convertible preferred stock; Liquidation preference $2 per share, or $500,002 total 250,001 shares issued and outstanding as of March 31, 2001 and December 31, 2000	250	250
Common stock; 10,131,694 shares issued and outstanding as of March 31, 2001 and December 31, 2000	1,013	1,013
Additional paid-in capital	1,513,125	1,496,625
Deficit accumulated during the development stage	(1,782,718)	(1,547,230)
	---------------------	-----------------------
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)	(268,329)	(49,341)
	---------------------	-----------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 149,330	$ 185,831
	==============	===============

The accompanying notes to consolidated financial statements
are an integral part of this consolidated balance sheet

CLEAN ENERGY COMBUSTION SYSTEMS, INC. (a development stage enterprise) Consolidated Statement Of Operations (unaudited) (expressed in U.S. dollars)

Three Months Ended March 31, and Cumulative From Commencement of Operations on January 1, 1999 to March 31, 2001	March 31, 2001	March 31, 2000	Cumulative to March 31, 2001
ADMINISTRATION AND MARKETING EXPENSES
Accounting	$ 9,229	$ -	$ 43,639
Wages and benefits	52,586	46,135	393,485
Amortization	4,996	4,580	34,726
Communications	1,870	2,103	16,634
Foreign exchange (gain) loss	(10,770)	8,282	(21,082)
Interest	3,943	7,272	30,601
Legal	22,161	12,973	130,861
Professional fees	-	-	6,732
Marketing	30,447	21,434	248,686
Occupancy	9,436	9,073	77,424
Office and miscellaneous	4,720	5,162	78,748
Transfer agent fees	2,460	3,027	16,440
	--------------------	-------------------	-------------------
Total administration and marketing	131,078	120,041	1,056,894
RESEARCH AND DEVELOPMENT EXPENSES
Wages and benefits	73,331	53,184	551,074
Development	31,079	13,134	174,750
	--------------------	-------------------	-------------------
Total research and development	104,410	66,318	725,824

TOTAL EXPENSES AND NET LOSS	$ (235,488)	$ (186,359)	$ (1,782,718)
	=============	=============	=============
BASIC AND DILUTED LOSS PER SHARE (note 2(j))	$ (0.02)	$ (0.02)
	=============	=============	=============
WEIGHTED AVERAGE SHARES OUTSTANDING	10,131,694	9,643,750
	=============	=============	=============

The accompanying notes to consolidated financial statements
are an integral part of this consolidated statement of operations

CLEAN ENERGY COMBUSTION SYSTEMS, INC. (a development stage enterprise) Consolidated Statement Of Shareholders' Equity (Deficit) (unaudited) (expressed in U.S. dollars)

	Series "A" Preferred Stock		Series "B" Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated During The Development Stage
	Shares	Amount	Shares	Amount	Shares	Amount		Period	Cumulative

Issued on incorporation	1,000	$ 1	-	$ -	9,643,750	$ 964	$ 535	$ -	$ 1,500
Private placement	-	-	250,001	250	-	-	499,752	-	500,002
Vesting of previously issued but unexercised warrants granted to consultant (note 6(f))	-	-	-	-	-	-	2,000	-	2,000
Net loss	-	-	-	-	-	-	-	(639,404)	(639,404)
	---------	---------	---------	---------	------------	---------	------------	-------------	------------
Balance, December 31, 1999	1,000	1	250,001	250	9,643,750	964	502,287	(639,404)	(135,902)

Vesting of previously issued but unexercised warrants granted to consultant (note 6(f))	-	-	-	-	-	-	18,500	-	18,500
Issued on conversion of promissory note	-	-	-	-	487,944	49	975,838	-	975,887
Net loss	-	-	-	-	-	-	-	(907,826)	(907,826)
	---------	---------	---------	---------	------------	---------	------------	-------------	------------
Balance, December 31, 2000	1,000	1	250,001	250	10,131,694	1,013	1,496,625	(1,547,230)	(49,341)

Vesting of previously issued but unexercised warrants granted to consultant (note 6(f))	-	-	-	-	-	-	16,500	-	16,500
Net loss	-	-	-	-	-	-	-	(235,488)	(235,488)
	---------	---------	---------	---------	------------	---------	------------	-------------	------------
Balance, March 31, 2001	1,000	$ 1	250,001	$ 250	10,131,694	$ 1,013	$ 1,513,125	$ (1,782,718)	$ (268,329)
	========	========	=======	=======	==========	=======	==========	===========	==========

 The accompanying notes to consolidated financial statements are an integral part of this consolidated statement of shareholders' equity (deficit)

CLEAN ENERGY COMBUSTION SYSTEMS, INC. (a development stage enterprise) Consolidated Statement Of Cash Flows (unaudited) (expressed in U.S. dollars)

Three Months Ended March 31, and Cumulative From Commencement of Operations on January 1, 1999 to March 31, 2001	March 31, 2001	March 31, 2000	Cumulative to March 31, 2001

OPERATING ACTIVITIES
Total operating expenses and net loss	$ (235,488)	$ (186,359)	$ (1,782,718)
Adjustments to reconcile total operating expenses
to net cash utilized in operating activities:
Amortization	4,996	4,580	34,726
Non-cash consulting expense	16,500	500	37,000
Change in operating assets and liabilities:
Accounts receivable and prepaid expenses	14,129	7,363	(17,993)
Accounts payable	107,027	10,000	298,845
Accrued liabilities	9,227	3,269	12,561
Payroll taxes	19,369	3,945	46,662
	-----------------	-------------------	-------------------
Net cash used in operating activities	(64,240)	(156,702)	(1,370,917)

INVESTING ACTIVITIES
Purchase of short-term investment	13,338	10,000	-
Purchase of a patent	-	(7,696)	(25,175)
Purchase of property and equipment	-	(19,602)	(91,986)
	-----------------	-------------------	-------------------
Net cash used in investing activities	13,338	(17,298)	(117,161)

FINANCING ACTIVITIES
Advances to an affiliated company	2,477	1,056	(48,342)
Proceeds from long-term obligations (note 5)	46,864	150,874	-
Advances from related parties	-	162	59,591
Proceeds from issue of common stock	-	-	976,889
Proceeds from issue of Series "A" convertible preferred stock	-	-	500
Proceeds from issue of Series "B" convertible preferred stock	-	-	500,002
	-----------------	-------------------	-------------------
Net cash provided by financing activities	49,341	152,092	1,488,640

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,561)	(21,908)	560
CASH (BANK OVERDRAFT) AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,122	26,414	-
	-----------------	-------------------	-------------------
CASH (BANK OVERDRAFT) AND CASH EQUIVALENTS, END OF PERIOD	$ 561	$ 4,506	$ 560
	===========	=============	=============

The accompanying notes to consolidated financial statements are an integral part of this consolidated statement of cash flows

CLEAN ENERGY COMBUSTION SYSTEMS, INC. (a development stage enterprise) Notes To Consolidated Statements (unaudited) (expressed in U.S. dollars) March 31, 2001 and 2000
  Organization And Operations; Going Concern

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

  Since we have not generated operating revenues to date, we should be considered a development stage enterprise. Clean Energy has incurred losses from inception totalling $1,782,718 and has a working capital deficiency of $350,764 and does not currently have the financial resources to complete its business plan. Our ability to continue as a going concern will be dependent upon our ability to attain future profitable operations and to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. External financing, predominately in the short-term by loans from affiliated parties and in the longer-term through the issuance of common stock will be sought to finance development of our products; however, there can be no assurance that sufficient funds will be raised.

  Our objective is to enter into licensing, royalty, joint venture, or manufacturing agreements with established national and international heat transfer industry manufacturers.

  Significant Accounting Policies

    Basis of Presentation

    These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. While these financial statements reflect all normal recurring adjustments which, in the opinion of our management, are necessary for fair presentation of the results of the interim period, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. For additional information, refer to our financial statements included in our annual report amendment no. 1) on form 10-K for our fiscal year ended December 31, 2000.

CLEAN ENERGY COMBUSTION SYSTEMS, INC.
(a development stage enterprise)
Notes To Consolidated Statements
(unaudited)
(expressed in U.S. dollars)
                                                                                                                                                                                       March 31, 2001 and 2000

    Consolidation

    These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. While these financial statements reflect all normal recurring adjustments which, in the opinion of our management, are necessary for fair presentation of the results of the interim period,

We have consolidated the accounts of our wholly owned subsidiary with those of Clean Energy in the course of preparing these consolidated financial statements. All significant intercompany balances and transactions amongst Clean Energy and its subsidiary have been eliminated as a consequence of the consolidation process, and are therefore not reflected in these consolidated financial statements.
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

  Patents

   Costs related to the acquisition of patents are capitalized in the accounts and are amortized on a straight-line basis, commencing upon the production of revenues from the patent, over the shorter of the duration of the patent, which is twenty years, or the estimated life of the technology. The costs of servicing our patents are expensed as incurred. Clean Energy assesses potential impairment of patents by measuring the expected net recovery based on cash flows from products based on these rights on an annual basis. These capitalized costs are valued at the lower of amortized cost and net recoverable amount.

CLEAN ENERGY COMBUSTION SYSTEMS, INC.
(a development stage enterprise)
Notes To Consolidated Statements
(unaudited)
(expressed in U.S. dollars)
                                                                                                                                                                                       March 31, 2001 and 2000

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

CLEAN ENERGY COMBUSTION SYSTEMS, INC.
(a development stage enterprise)
Notes To Consolidated Statements
(unaudited)
(expressed in U.S. dollars)
                                                                                                                                                                                       March 31, 2001 and 2000

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

  Advances to Affiliated Company

  As at March 31, 2001 and December 31, 2000, we had advanced $48,342 (Cdn. $76,202) and $50,818 (Cdn. $76,202), respectively, to a company controlled by shareholders of our company in common. These advances are non-interest bearing, are repayable in Canadian dollars and have no specific terms of repayment.

CLEAN ENERGY COMBUSTION SYSTEMS, INC.
(a development stage enterprise)
Notes To Consolidated Statements
(unaudited)
(expressed in U.S. dollars)
                                                                                                                                                                                       March 31, 2001 and 2000

  Property and Equipment

Summarized below are our capitalized costs for property and equipment as of March 31, 2001 and December 31, 2000:

	March 31, 2001			December 31, 2000
	Cost	Accumulated Depreciation	Net Book Value	Net Book Value
Communications Equipment	$ 6,681	$ 3,050	$ 3,631	$ 3,925
Computer Hardware	22,949	9,410	13,539	14,610
Computer Software	4,550	2,491	2,059	2,353
Display/promotional Equipment	4,832	1,006	3,826	4,027
Furnishings	2,242	795	1,447	1,526
Lab equipment	38,339	10,688	27,651	29,112
Leasehold Improvements	12,429	7,741	4,688	6,262
Office equipment	527	108	419	441
	-------------	-------------	------------	-------------
	$ 92,549	$ 35,289	$ 57,260	$ 62,256
	=========	=========	========	========

  Advances from Related Parties

Summarized below are our advances and borrowing from related parties as of March 31, 2001 and December 31, 2000:

	March 31, 2001	December 31, 2000
Advances from related company	$ 5,953	$ 6,058
Advances from shareholders	47,294	0
Advances from consultant	6,344	6,669
	----------------	-------------------
	$ 59,591	$ 12,727
	==========	============

The advances of $5,953 (Cdn. $9,383) and $6,058 (Cdn. $9,083) to Clean Energy as of March 31, 2001 and December 31, 2000, respectively, were from a company controlled by shareholders in common. These advances bear interest at the rate of 8.75% per annum, are repayable in Canadian dollars, and have no specific terms of repayment.

The advances of $53,638 (Cdn. $84,550) as at March 31, 2001 include amounts from shareholders and other related parties. The loans and advances bear varying rates of interest. These amounts include a loan of $6,344 (Cdn. $10,000) to Clean Energy as at March 31, 2001 which was also outstanding at December 31, 2000 in the amount of $6,669 (Cdn. $10,000). This amount, advanced by a consultant, bears a 10% bonus on repayment, in lieu of interest and has a specified agreement as to repayment.

CLEAN ENERGY COMBUSTION SYSTEMS, INC.
(a development stage enterprise)
Notes To Consolidated Statements
(unaudited)
(expressed in U.S. dollars)
                                                                                                                                                                                       March 31, 2001 and 2000

  Share Capital and Stock Options

During the current period, our board of directors authorized the creation of an additional 500,000 shares of preferred stock, bringing the total to 1,500,000.

    Series "A" Preferred Stock

    Our series "A" preferred stock is non-voting and is convertible into one share of common stock at the option of the holder at any time. The affirmative consent of a majority of all outstanding series "A" preferred shares is required to liquidate or dissolve our company, to sale our principle assets, to merger or consolidate our company with another, to declare a dividend, to make any changes in our authorized capital stock, or to issue additional preferential preferred shares. Should our common stock be accepted for listing on The New York Stock Exchange or The American Exchange or accepted for quotation on Nasdaq, all outstanding series "A" preferred shares will automatically convert into common stock on a one for one basis once our common stock has been actively traded on that exchange or market for a two year continuous period. In the event of the voluntary or involuntary liquidation, dissolution or winding up of our company, our series "A" preferred shareholders will be entitled to an amount equal to $1 per share, but after payment has been made to all series "B" preferred shareholders.

    Clean Energy designated and issued 1,000 shares of series "A" preferred stock upon its incorporation.
    Series "B" Preferred Stock

    Our series "B" preferred stock is voting and is entitled to participate in dividends with our common stock.

    The affirmative consent of a majority of all outstanding series "B" preferred shares is required to make any changes in our authorized capital stock, or to issue additional preferential preferred shares. Our series "B" preferred stock is convertible at the option of the holder, at any time, into one share of common stock. Should our common stock be accepted for listing on The New York Stock Exchange or The American Exchange or accepted for quotation on Nasdaq, all outstanding series "B" preferred shares will automatically convert into common stock on a one for one basis. In the event of the voluntary or involuntary liquidation, dissolution or winding up of our company, our series "B" preferred shareholders will be entitled to an amount equal to $2 per share before any payment will be made or any assets distributed to the holders of series "A" preferred stock, common stock, or any other junior equity security.

During the period ended December 31, 1999, Clean Energy designated 250,001 preferred shares as series "B" preferred stock and issued those shares pursuant to a private placement for gross proceeds of $500,002.

    Series "C" Preferred Stock

    Our series "C" preferred stock is voting and is entitled to participate in dividends with shares of common stock.

    The affirmative consent of a majority of all outstanding series "C" preferred shares is required to liquidate or dissolve our company, to sale our principle assets, to merger or consolidate our company with another, to declare a dividend, to make any changes in our authorized capital stock, issue additional preferential preferred shares, declare any dividends or redeem or purchase any series "C" preferred shares. Our series

 "C" preferred stock is convertible at the option of the holder, at any time, into one share of common stock. Should our common stock be accepted for listing on The New York Stock Exchange or The American Exchange or accepted for quotation on Nasdaq, all outstanding series "C" preferred shares will automatically convert into common stock on a one for one basis. In the event of our voluntary or involuntary liquidation, dissolution or winding up, our series "C" preferred shareholders will be entitled to an amount equal to the stated value or issuance cost before any payment will be made or any assets distributed to the holders of our series "A" preferred stock, series "B" preferred stock, common stock, or any other junior equity security.

During the period ended December 31, 1999, Clean Energy designated 500,000 preferred shares as series "C" preferred stock. As at March 31, 2001, there were no series "C" preferred stock outstanding.
    Common Stock

    During the current period, our board of directors authorized the creation of an additional 10 million shares of common stock, increasing our total authorized common shares to 25 million. We did not issue any additional common shares in the current reporting period.

  Common Stock Purchase Options

In 1999, we granted non-qualified stock options to executive officers and key employees entitling them to purchase an aggregate of 320,000 shares of our common stock at an exercise price of $2 per share. These options vest equally annually over a five year period, and each annual vesting portion expires five years subsequent to the vesting date.

Also in 1999, we granted non-qualified stock options to a Director of the company entitling him to purchase an aggregate of 60,000 shares of our common stock at an exercise price of $2 per share. These options vest equally annually over a three year period, and each annual vesting portion expires five years subsequent to the vesting date.

In the current period, we granted additional non-qualified stock options to directors and key employees as follows:

  Employee options entitling them to purchase an aggregate of 101,305 shares of our common stock at an exercise price of $3 per share. These options vest one year after being granted and expire five years subsequent to the vesting date.

  Director options entitling them to purchase an aggregate of 100,000 shares of our common stock at an exercise price of $5 per share. These options vest equally annually over a two year period, and each annual vesting portion expires five years subsequent to the vesting date.

  At March 31, 2001, 168,000 stock options were vested. No stock options have been exercised as at March 31, 2001.

  Pursuant to APB 25, we have not recorded any compensation expense relating to the grant of these options for any period in these consolidated financial statements insofar as the exercise price for all of these options equaled or exceeded the fair value of the underlying common shares on the effective date of grant. See note 2(k).

  CLEAN ENERGY COMBUSTION SYSTEMS, INC.
  (a development stage enterprise)
  Notes To Consolidated Statements
  (unaudited)
  (expressed in U.S. dollars)
                                                                                                                                                                                         March 31, 2001 and 2000

    Common Stock Purchase Warrants

  During 1999, we issued 36,000 share purchase warrants as additional consideration pursuant to a public relations services agreement pursuant to which the holder is given the right to purchase 36,000 common shares at $2 per share. The right to exercise these warrants vests in equal monthly instalments over a twenty-four month period, and each instalment lapses five years after date of vesting. As at March 31, 2001, 33,000 shares have vested and none have been exercised.

  During 2000, we also issued 200,000 share purchase warrants as additional consideration pursuant to an investors and media relations services agreement pursuant to which the holder is given the right to purchase 200,000 common shares at prices between $2 to $5 per share. The right to exercise these warrants vests in equal quarterly instalments over a twelve-month period commencing July 27, 2000, and each instalment lapses twelve months after date of vesting. As at March 31, 2001, 150,000 shares have vested at an exercise price of $2 per share and none have been exercised.

  Pursuant to the fair value method of accounting, we recorded compensation expense of $16,500 and $500 for the three-month periods ended March 31, 2001 and March 31, 2000, respectively, in connection with the grant and vesting of these warrants. These amounts were determined using an option pricing model which assumes no dividends are to be paid, a two-year vesting period, a weighted average annualized volatility of our share price of 20%, and a weighted average annualized risk free interest rate at 5.25%.

  CLEAN ENERGY COMBUSTION SYSTEMS, INC.
  (a development stage enterprise)
  Notes To Consolidated Statements
  (unaudited)
  (expressed in U.S. dollars)
                                                                                                                                                                                         March 31, 2001 and 2000

    Related Party Transactions

  Related party transactions and balances not disclosed elsewhere in these financial statements are as follows:

    We advanced $9,408 (Cdn. $14,829) and $9,688 (Cdn. $14,527) to our shareholders as at March 31, 2001 and December 31, 2000, respectively. These advances are non-interest bearing, are repayable in Canadian dollars and have no specific repayment terms.

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

    Commitments

      The licensor of our pulse combustion technology have the right to terminate the license if we do not obtain a listing on The New York Stock Exchange, The American Stock Exchange or Nasdaq by March 5, 2004. That licensor also has the right to reacquire the pulse combustion technology if Clean Energy is declared insolvent or bankrupt. Should the licensor exercise its termination right, we can purchase full title to the pulse combustion technology by paying Cdn. $525,000 within ten business days of the ninety day termination period, plus interest on such amount at the rate of 13% per annum, accruing as of January 1, 1999. On the purchase, Clean Energy will also be entitled to receive the return of 593,750 common shares as well as all outstanding shares of series "A" preferred stock. If the licensor is unable to deliver the full number of shares, the cash payment will be reduced pro-rata. Should the pulse combustion technology license terminate without our acquisition of full ownership of that technology, then our diesel fuel combustion technology license shall expire concurrently.

      We have entered into employment agreements with four of our senior employees providing for total annual payment of $315,000 (Cdn. $496,125). Each agreement provides for a one year initial term, renewed automatically for successive one year terms.

      We have entered into a public relations services agreements whereby Clean Energy is obligated to pay a monthly fee of Cdn. $6,000 for a period of thirty-six months, commencing April 1999. The agreement can be terminated by either party after one year.

  Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

  General

  The following discussion of our consolidated financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes to our consolidated financial statements included in Part I, Item 1, of this quarterly report. The information set forth below in this quarterly report is current as of the date of this quarterly report, May 11, 2001, unless an earlier or later date is indicated.

  All references to "dollars" in this quarterly report refer to United States or U.S. dollars unless specific reference is made to Canadian or Cdn. dollars. For information relative to currency conversion, see note 2(c) to our consolidated financial statements. The rate of exchange of Canadian dollars to United States dollars as of March 31, 2001, was Cdn. $1.5763 to U.S. $1.

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

  For additional and more detailed background information relating to our company and our business, see our annual report (amendment no. 1) on form 10-K for our fiscal year ended December 31, 2000.

  Results Of Operations

  Operating Revenues

  We had no revenues for our three-month interim fiscal periods ended March 31, 2001 and March 31, 2000.

  Operating Loss

  We incurred an operating loss of $235,488 for our three-month interim period ended March 31, 2001, as compared to $186,359 for the corresponding interim period in fiscal 2000, representing a $49,129 or 26.4% overall increase.

  The 26.4% increase in our operating loss for our three-month interim period ended March 31, 2001 over the corresponding interim period in fiscal 2000 was primarily attributable to the following changes in costs and expenses:

    a $11,057, or 9.19%, increase in administration expense from $120,041 to $131,078; and

    a $38,092, or 57.44%, increase in research and development expense from $66,318 to $104,410.

  The increase in administration expense of $11,057 for our three-month interim period ended March 31, 2001 over the corresponding interim period in fiscal 2000 was primarily attributable to across-the-board net increases in costs to support our increased level of business activities, the most significant of which were wages and benefits, legal fees and marketing costs, partially offset by a foreign exchange gain as compared to a foreign exchange loss for the corresponding interim period in fiscal 2000.

  Research and development expense generally relates to the cost-including allocable salaries-to develop, improve and test our burner systems and related components. The $38,092 increase in research and development expense for our three-month interim period ended March 31, 2001 over the corresponding interim period in fiscal 2000 was principally attributable to a $20,147 increase in wages and benefits, as well as a $17,945 increase in the cost of materials and equipment associated with additional research and development efforts, compared to the corresponding interim period in fiscal 2000.

  Liquidity And Capital Resources

  Sources of Cash

  Our cash flow requirements from our inception through March 31, 2001 were principally funded by:

    $975,838 in short-term advances from one of our directors, Mr. R. Dirk Stinson, which advances were subsequently converted in fiscal 2000 into 487,944 shares of our common stock at a conversion price of $2 per share pursuant to the terms of our financing agreement with Mr. Stinson;

    $500,002 in gross proceeds from a private placement of our series "B" preferred stock which closed on April 6, 1999, and

    $417,659 in accounts payable and short-term advances by shareholders.

  The short-term advances by Mr. Stinson described above were extended pursuant to an unsecured revolving promissory note in the original amount of $50,000 dated August 8, 1999. This note required Clean Energy to repay the $50,000, plus any additional amounts Mr. Stinson agrees to advance to Clean Energy, plus interest accrued on these amounts at the rate of prime plus 2% per annum, by August 10, 2000, or any earlier time we raise Cdn. $750,000 in equity, debt or joint-venture financing or product revenues. On or about August 10, 2000, Mr. Stinson agreed to amend the terms of the note to provide for the repayment of any outstanding balances to thirty days of demand. Mr. Stinson is afforded the right under the note to convert any portion of the outstanding indebtedness under the note into our common stock at any time at the conversion rate of one share of common stock per $2 of indebtedness. On August 15, 2000, Mr. Stinson converted the current balance of the loan into common shares.

  Current Cash Position and Historical Changes In Cash Position

  Our cash and cash equivalents position as of March 31, 2001 was $560, as compared to $2,122 as of December 31, 2000. Our cash and cash equivalents position as of March 31, 2000 was $4,506, as compared to $26,414 as of December 31, 1999.

  The $1,561 decrease in our cash position for our three-month interim period ended March 31, 2001 as compared to December 31, 2000 was attributable to $64,240 in cash used in operating activities, partially offset by $13,338 realized from investing activities and $49,341 realized from financing activities. The $21,908 decrease in our cash position for our three-month interim period ended March 31, 2000 as compared to December 31, 1999 was attributable to $156,702 used in operating activities and $17,298 used in investing activities, partially offset by $152,092 realized from financing activities.

  Our operating activities required cash in the amount of $64,240 for our three-month interim period ended March 31, 2001, as compared to cash requirements of $156,702 for the corresponding interim period in fiscal 2000. The $64,240 of cash used in operating activities for our three-month interim period ended March 31, 2001 reflected our net loss of $235,488 for that period, as decreased for non-cash deductions and a net increase in non-cash working capital balances. The $156,702 of cash used in operating activities for our three-month interim period ended March 31, 2000 reflected our net loss of $186,359 for that period, as decreased for non-cash deductions and a net increase in non-cash working capital balances.

  We realized cash in the amount of $13,338 from investing activities for our three-month interim period ended March 31, 2001, as compared to $17,298 of cash used for investing activities for the corresponding interim period in fiscal 2000. There were no purchases of property or equipment, or investment in patents for our three-month interim period ended March 31, 2001, compared to investment in patents of $7,696 and acquisitions of property and equipment of $19,602 for the corresponding interim period in fiscal 2000.

  We raised $49,341 in cash from financing activities for our three-month interim period ended March 31, 2001, as compared to $152,092 in cash raised from financing activities for the corresponding interim period in fiscal 2000. The $49,341 in cash raised through financing activities for our three-month interim period ended March 31, 2001 was principally comprised of $46,864 in funds advanced by shareholders, related parties and consultants. The $152,092 in cash raised through financing activities for our three-month interim period ended March 31, 2000 was principally comprised of $150,874 in funds advanced by a shareholder and subsequently converted to share capital.

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

  One of our objectives in meeting our operating expenses is to fund a significant portion of our research and development expenditures through grants. We are in the process, for example, of applying for approximately $400,000 in matching grants from CE-CERT and ICAT with respect to the development of our natural gas-fueled water heaters. Our principals previously raised approximately Cdn. $1,785,000 in grants for developmental purposes through our predecessor (the BO companies).

  Our operating expenses are currently being funded through advances made by Mr. Stinson under the terms of the promissory note previously described. Mr. Stinson has indicated that he would be willing to continue to make advances on these terms for the indefinite future, should his personal financial situation permit it. We cannot give you any assurance that Mr. Stinson will remain in a position to fund our operations notwithstanding his desire to do so. We have made no binding arrangements or received binding commitments to obtain additional working capital as of the date of this quarterly report other than the advances described above which Mr. Stinson may make. Our intent is to raise additional working capital in one or more increments through contract advances, public or private sales of debt or equity securities, debt financing or short-term loans, or a combination of the foregoing. In view of our limited operating history and lack of revenues and profits to date, we cannot give you any assurance that we will be able to secure the additional capital we require at all, or on terms which will not be objectionable to our company or our shareholders, including substantial dilution or the sale or licensing of our technologies. Our failure or inability under these circumstances to obtain additional capital on acceptable terms or at all would have a material adverse effect on our company and our business, which would result in our being forced to materially scale back or even suspend our operations, or even force us to seek a merger with or to sell our business to a third party. In view of these considerations, note no. 1 of our financial statements states that if we do not raise sufficient capital there is a substantial doubt as to our ability to continue as a going concern.

  Other Matters

  Foreign Exchange Fluctuations

  We recorded a $10,770 foreign currency translation gain for our three-month interim period ended March 31, 2001 as an administration expense recovery item on our statements of operations and deficiency in assets in consolidating our books for financial reporting purposes as a result of the fluctuation in United States-Canadian currency exchange rates during that period. We anticipate that our exposure to significant foreign currency gains or losses on our accounting records will increase as we invest a greater portion of our United States-dollar denominated cash reserves into our Canadian operations and properties through intercompany advancements. We cannot give you any assurance that our future operating results will not be similarly adversely affected by currency exchange rate fluctuations. See Part I, Item 3, of this quarterly report captioned "Quantitative and Qualitative Disclosure About Market Risk," for a description of other aspects of our company that may be potentially affected by foreign exchange fluctuations.

  Effect Of Inflation

  We do not believe that our operating results were adversely affected during the first three months of fiscal 2001 or fiscal 2000 by inflation or changing prices.

  Uncertainties And Other Risk Factors That May Affect Our Future Results And Financial Condition

  Our future results of operations or financial condition may be affected by the uncertainties and other risk factors enumerated below as well as those presented elsewhere in this quarterly report and in other reports we periodically file with the Securities and Exchange Commission, including our annual report (amendment no. 1) on form 10-K for the fiscal year ended December 31, 2000, and should be considered in context with the various disclosures concerning our company presented elsewhere herein and therein.

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

  Our activities through the date of this quarterly report have been limited to:

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

  We do not anticipate that we will generate revenues for at least four to six months at the earliest, assuming that one or more of our pending projects lead to a commercial contract. We have, as a result of our lack of revenues, incurred operating losses in the amount of $1,782,718 from our inception through March 31, 2001, and we anticipate that we will continue to incur substantial operating losses for the foreseeable future, despite any revenues we may receive in the short-term from any of our pending projects, due to the significant costs associated with the development and marketing of our burner technologies. We cannot give you any assurance that we will generate revenues or profits in the near future or at all.

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

  Our operating expenses are currently being funded for the indefinite future through advances made by one of our directors and principal shareholders, Mr. R. Dirk Stinson. We cannot give you any assurance that Mr. Stinson will remain in a position to fund our operations notwithstanding his desire to do so.

  We anticipate that we will need to raise at least $700,000 to fund our projected operating and project costs over the next twelve months, and at least $2.5 million, including the $700,000 noted above, in additional working capital to fully implement our longer-term business plan and marketing strategies. We have no current arrangements for obtaining this additional capital other than our current relationship with Mr. Stinson, and will seek to raise this amount in one or more increments through contract advances, public or private sales of debt or equity securities, debt financing or short-term loans, or a combination of the foregoing. We cannot give you any assurance that we will be able to secure the additional capital we require to continue our operation at all, or on terms which will not be objectionable to our company or our shareholders, including substantial dilution or the sale or licensing of our technologies.

  Note no. 1 to our financial statements states that if we do not raise sufficient capital there is a substantial doubt as to our ability to continue as a going concern. Our independent auditors stated in their report accompanying our financial statements for our fiscal year ended December 31, 2000 that they would be required to express a going concern opinion were our financial statements prepared in accordance with United States reporting standards for auditors.

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

  Matters Relating To Our Common Stock

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

    In the absence of a public market for our common stock, your ability to sell our common stock will limited to privately negotiated transactions, and you will face difficulties in finding purchasers for your shares

  In the absence of a public market for our common stock, you will not be able to sell any shares of common stock you hold through normal brokerage channels, and your ability to sell these shares will be limited to privately negotiated transactions. You will likely face difficulties in finding a purchaser for your shares, particularly in view of our limited operating history, our absence of revenues, profits and dividends, our need for additional capital, your position as a minority shareholder, and the other risk factors discussed in this quarterly report relating to an investment in our common stock. Lenders will also not readily accept your shares as collateral for these same reasons. Also, our company and our officers, directors, shareholders and agents are under no obligation to purchase these shares from you. As a consequence of these factors, you may not be able to sell or liquidate these shares should you need to do so due to a financial emergency or other exigent circumstances, including your death or disability. Moreover, if you do find a purchaser for your shares, the price you receive may be less than the price you believe to be warranted. Consequently, you should consider any shares of common stock you may hold only as an illiquid long-term investment.

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

    You should not expect to receive a liquidation distribution

  If our liquidation were attributable to our inability to profitably operate our business, then it is likely that we would have material liabilities at the time of liquidation or dissolution. We cannot give you any assurance that sufficient assets will remain available after the payment of our creditors and preferred shareholders to enable you to receive any liquidation distribution with respect to the shares sold or distributed to you under this quarterly report.

    Our current principal shareholders will continue to control our company, and will accordingly retain the power to substantially influence corporate actions that conflict with the interests of public shareholders

  Our present executive officers and directors hold, as a group, approximately 57.6% of our common stock as of the date of this quarterly report, and will, and as consequence, retain the power to substantially influence corporate actions that conflict with the interests of public shareholders, including:

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

    Our right to issue additional capital stock at any time could have an adverse effect on your proportionate ownership and voting rights

  Our Certificate of Incorporation currently authorizes us to issue 15,000,000 shares of common stock, and 1,000,000 shares of preferred stock, including 248,999 shares of serial or "blank check" preferred stock that will contain rights, preferences and privileges to be prospectively fixed by our board of directors at the time of issuance-without shareholder consent or approval-based upon any factors our board of directors may deem relevant at that time. Our board of directors and shareholders have also recently approved an increase in our authorized capital to 25,000,000 common shares and 1,500,000 preferred shares. Your proportionate ownership and voting rights as a common shareholder could be adversely effected by the issuance of additional common, series "C" convertible or "blank check" preferred shares, depending on their rights, preferences and privileges, including a substantial dilution in your net tangible book value per share. We cannot give you any assurance that we will not issue shares of capital stock under circumstances we may deem appropriate at the time.

    "A third party acquisition of our company would be difficult due to "anti-takeover" provisions contained in our charter documents and provided for under Delaware corporate law

  Some of the provisions contained in our charter documents and Delaware corporate law may discourage transactions involving an actual or potential change in control of our company, and may limit the ability of our shareholders to approve these transactions should they deem them to be in their best interests. For example, our Certificate of Incorporation and Bylaws:

      reserve the right to fill any vacancies in any Non-Series A Director positions exclusively to our board of directors;

      stipulate that our Non-Series A Directors can only be removed for cause;

      require any action to be taken by our common and series "B" preferred shareholders to be effected at a duly called annual or special meeting of these shareholders, and prohibit these shareholders from effecting any action by written consent unless approved by a two-thirds affirmative vote of these shareholders;

      reserve the right to call special meetings of our common and series "B" preferred shareholders exclusively to our board of directors and designated executive officers; and

      require any amendments to the preceding provisions to be approved by a two-thirds affirmative vote of our shareholders.

  We are also subject to Section 203 of the Delaware General Corporation Law which generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any ''interested shareholder'' for a period of three years following the date that shareholder became an interested shareholder.

  Our board of directors also has the authority to fix the rights and preferences of and issue shares of our "blank check" preferred stock without the approval of our common shareholder and, in some cases, our series "B" and series "C" preferred shareholders. Any "blank check" preferred stock we issue could also be utilized as a method for raising additional capital or discouraging, delaying or preventing a change in control of our company. We cannot give you any assurance that we will not issue "blank check" preferred stock under circumstances we may deem appropriate at the time.

  Special Note Regarding Forward Looking Statements

  Contained in this uncertainties and risk factors section as well as in other sections of this quarterly report are so-called "forward-looking statements" which generally relate to our expectations or speculations as to potential future events and our observations as to trends and factors that may impact our future operating results. These forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements. You can generally identify forward-looking statements through words such as "believe," "anticipate," "expect," "project," "estimate," "budget," "will be," "will continue," "will likely result," or words or phrases with similar meanings. Forward-looking statements that may be contained in this quarterly report would, for example, include statements relating to the likelihood that we will enter into contracts or other arrangements with respect to our technology.

  Whenever you read any forward looking statement contained in this quarterly report, you should be aware of and take into consideration that:

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

      the occurrence of the various types of uncertainties and risk factors described above in this section as well as those described in Item 3 of this quarterly report captioned "Quantitative And Qualitative Disclosure About Market Risk;"

    the forward-looking statement must, in any event, be considered in context with the various disclosures made by our company in this quarterly report about our business; and

    the uncertainties and risks presented in this section and elsewhere in this quarterly report are not exhaustive, and new uncertainties and risk factors may emerge from time to time. It is not possible for management to predict all such uncertainties and risk factors, nor can it assess the impact of all such uncertainties and risk factors on Clean Energy's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from, those contained in any forward-looking statements.

  Given these risks and uncertainties, holders of our securities should not place undue reliance on forward-looking statements as a prediction of actual results.

  We are not obligated to update or revise any forward looking statement contained in this quarterly report to reflect new events or circumstances. You are also cautioned that we intend for all forward-looking statements contained in this quarterly report to be construed as "forward-looking statements" within the meaning Section 21E of the United States Securities Exchange Act of 1934 and, to the extent it may be applicable by way of the incorporation of statements contained in this quarterly report by reference or otherwise, Section 27A of the United States Securities Act of 1933, each of which establishes a safe-harbor from private actions for forward-looking statements as defined in those statutes.

  Item 3. Quantitative And Qualitative Disclosures About Market Risk

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

  Part II     OTHER INFORMATION

  Item 1.    Legal Proceedings

  As of the date of this quarterly report, there are:

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

  Not Applicable

  Item 3.     Defaults Upon Senior Securities

  Not Applicable

  Item 4.     Submission Of Matters To A Vote Of Security Holders

  Not Applicable

  Item 5.     Other Information

  Not Applicable

  Item 6.     Exhibits

  Exhibits

  None

  Reports on Form 8-K

  None

   Signatures

  Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this quarterly report on form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

  Dated at Burnaby, British Columbia, this 11th day of May, 2001.
Clean Energy Combustion Systems, Inc.

By: /s/ John P. Thuot
John P. Thuot President (principal executive officer)

By: /s/ Barry A. Sheahan
Barry A.Sheahan, C.A. Chief Financial Officer (principal accounting officer)