Form 10-K/A
period 2000-12-31
CLEAN ENERGY COMBUSTION SYSTEMS INC
filed 2001-05-17
CIK 1096013

Securities And Exchange Commission
 Washington, D.C. 20549
 _________________

FORM 10-K/A
AMENDMENT NO. 1
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

Purpose of Amendment

We are filing this amendment to our annual report on form 10-K in order to correct a mathematical addition error in the cumulative column in the consolidated statement of operations contained in our consolidated financial statements filed with this annual report, as well as to correct the description of an advance to our company described in note 5 to those consolidated financial statements.

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

-iii-

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

  A number of natural gas-fueled burner units, ranging from 30,000 BTU//hour to 69 million BTU/hour, to be used to create a low oxygen content exhaust flue reducing gas required for the effective operation of catalytic absorption pollution control systems. An exhaust flue is the pipe or duct which carries the products of combustion out of the combustor. A catalytic absorption pollution control system is a system that cleans combustion exhaust by reacting harmful exhaust components with a catalyst to render them harmless. This project will most likely be extended to diesel fuel combustion applications.

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

One of our objectives in meeting our operating expenses is to fund a significant portion of our research and development expenditures through grants. We are in the process, for example, of applying for approximately $400,000 in matching grants from CE-CERT and ICAT with respect to the development of our natural gas-fueled water heaters. Previously, the BO companies have procured Cdn. $1,785,000 in grants for developmental purposes. Our contract and grant procuring efforts are being headed by Dr. William Jackson, who is one of our directors. Dr. Jackson received his Ph.D. from Glasgow in Scotland, and received a Fulbright Scholarship as a Post-Doctoral Fellow at the Massachusetts Institute of Technology. He subsequently joined the faculty at MIT and established himself as an internationally recognized authority on advanced energy technologies and systems. This led him to the U.S. Department of Energy where he held senior management and technical positions during the energy crises of the 1970's. He is presently a Professor of Engineering at George Washington University in Washington DC and has also taught at several prestigious universities around the world, including Manchester (UK), Technical University of Berlin, Germany; University of Illinois; and the University of Tennessee Space Institute. In 1983 he established and has continuously headed the HMJ Corporation, a Washington DC based engineering analysis and consulting organization specializing in advanced energy systems. Dr. Jackson gained much of his industrial research exposure at the AVCO - EVERETT Research Laboratories where he was the Principal Research Scientist. Dr. Jackson is also coordinating our contacts with the U.S. Department of Energy and the South Coast Air Quality Management District, to name a few, in our efforts to further promote the development of our technologies and to have them designated as best available technologies.

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

  Item 7 of this annual report captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations."
CONSOLIDATED STATEMENT OF LOSS DATA:
Twelve Months Ended December 31 2000	2000	1999
Operating revenues	$ -	$ -
Administrative and marketing expense	507,449	418,367
Research and development expenses	400,377	221,037
Total expense and net loss for the period	(907,826)	(639,404)
Basic and diluted loss per share	$ (0.09)	$ (0.08)
Weighted average shares outstanding	10,326,288	8,036,458
CONSOLIDATED BALANCE SHEET DATA:
As Of December 31	2000	1999
Working capital	$ (136,772)	$ (190,758)
Current assets.	98,400	110,189
Patents	25,175	11,427
Property and equipment	62,256	43,429
Total assets	185,831	165,045
Current liabilities	235,172	300,947
Total liabilities	235,172	300,947
Shareholders' equity (deficit)	(49,341)	(135,902)

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

If our liquidation were attributable to our inability to profitably operate our business, then it is likely that we would have material liabilities at the time of liquidation or dissolution. Accordingly, we cannot give you any assurance that sufficient assets will remain available after the payment of our creditors and preferred stockholders to enable you to receive any liquidation distribution with respect to any shares of capital stock of our company you may hold.

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

4.7	Series B Preferred Stock Purchase Agreement dated April 6, 1999 (1)
4.8	Investor Relations and Stock Marketing Advisory Services Agreement dated April 1, 1999, with ABCE Enterprises, Inc. (1)
10.1	Pulse Combustion Technology License dated March 5, 1999, with 818879 Alberta, Ltd. (1)
10.2	Diesel Fuel Combustion Technology License dated March 5, 1999, with John D. Chato (1)
10.3	Founding Stockholders Agreement dated March 5, 1999 (see exhibit 4.4) (1)
10.4	Employment Agreement dated March 5, 1999, with John D. Chato (1)
10.5	Employment Agreement dated March 5, 1999, with John P. Thuot (1)
10.6	Employment Agreement dated March 5, 1999, with Barry A. Sheahan (1)
10.7	Employment Agreement dated March 5, 1999, with James V. DeFina (1)
10.8	Promissory Note dated August 10, 1999 in the principal amount of $50,000 between Clean Energy Combustion Systems, Inc., as maker, and R. Dirk Stinson, as holder (1)
10.9	Letter Agreement dated July 27, 2000 with The Rowe Group (3)
10.10 10.11	Letter of Intent dated January 25, 2001 with Jie Li International Environmental Technologies Group Ltd. (3) Letter Agreement dated March 20, 2001 with 818879 Alberta Ltd. (3)
23	Consent of independent auditors
25	Powers of attorney (3)
(1) Previously filed by our company as an exhibit to our registration statement on form SB-2 as filed on September 30, 1999 (Commission File No. 333-88207)
(2) Previously filed by our company as an exhibit to pre-effective amendment no. 1 to our registration statement on form SB-2 as filed on February 25, 2000
(3) Previously filed by our company as an exhibit to our annual report on form 10-K for our fiscal year ended December 31, 2000 as filed on April 13, 2001

Independent Auditors' Report and Consolidated Financial Statements of:

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
Accounting	$ 12,334	$ 22,076	$ 34,410
Wages and benefits	183,388	157,511	340,899
Amortization	20,929	8,801	29,730
Communications	7,063	7,701	14,764
Foreign exchange (gain) loss	(18,897)	8,585	(10,312)
Interest	20,797	5,861	26,658
Legal	39,250	69,450	108,700
Professional fees	6,732	-	6,732
Marketing	139,048	79,191	218,239
Occupancy	36,768	31,220	67,988
Office and miscellaneous	58,447	15,581	74,028
Transfer agent fees	1,590	12,390	13,980
	----------------	----------------	----------------
Total administration and marketing	507,449	418,367	925,816
	----------------	----------------	----------------
RESEARCH AND DEVELOPMENT EXPENSE
Wages and benefits	281,321	196,422	477,743
Development	119,056	24,615	143,671
	----------------	----------------	----------------
Total research and development	400,377	221,037	621,414
	----------------	----------------	----------------
TOTAL EXPENSES AND NET LOSS	$ 907,826	$ 639,404	$ 1,547,230
	===========	===========	===========

BASIC AND DILUTED LOSS PER SHARE	$ (0.09)	$ (0.08)
	===========	===========
WEIGHTED AVERAGE SHARES OUTSTANDING	10,326,288	8,036,458
	===========	===========

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

CLEAN ENERGY COMBUSTIONS SYSTEMS, INC.
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

   4.   PROPERTY AND EQUIPMENT

  Summarized below are our capitalized costs for property and equipment as of December 31, 2000 and December 31, 1999:

Accumulated Net Book Net Book Cost Depreciation Value Value
Communications equipment	$ 6,681	$ 2,756	$ 3,925	$ 4,391
Computer hardware	22,949	8,339	14,610	9,705
Computer software	4,550	2,197	2,353	1,722
Display and promotional equipment	4,832	805	4,027	-
Furnishings	2,242	716	1,526	1,425
Lab equipment	38,339	9,227	29,112	20,971
Leasehold improvements	12,429	6,167	6,262	5,215
Office equipment	527	86	441	-
	---------------	----------------	---------------	----------------
	$ 92,549	$ 30,293	$ 62,256	$ 43,429
	==========	===========	==========	===========
    5.   ADVANCES FROM RELATED PARTIES

  Summarized below are our advances and borrowing from related parties as of December 31, 2000 and December 31, 1999:

2000 1999
Advance from related company	$ 6,058	$ 13,289
Advance from related parties and others	6,669	241,283
	---------------	-----------------
	$ 12,727	$ 254,572
	==========	===========

  The advances of $6,058 (Cdn. $9,083) and $13,289 (Cdn. $19,552) to Clean Energy as of December 31, 2000 and 1999, respectively, were from a company controlled by shareholders in common. These advances bear interest at the rate of 8.75% per annum, are repayable in Canadian dollars, and have no specific terms of repayment.

  The advance of $6,669 (Cdn. $10,000) to Clean Energy as at December 31, 2000 was from a consultant. This loan bears a 10% bonus upon repayment in lieu of interest and is repayable upon receipt of specified cash flows.

  During the year ended December 31, 2000, Clean Energy had also borrowed $975,887 (Cdn. $1,439,401) from a significant shareholder, including $241,283 (Cdn. $355,000) which was outstanding as at December 31, 1999. This outstanding principal and interest on this loan, which accrued interest at Canadian prime rate plus 2% per annum, was converted by the holder during 2000 into 487,944 shares of our common stock at a conversion rate of $2.00 per share pursuant to the terms of the underlying promissory note.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this amendment no. 1 to the registrant's  annual report on form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on May 10, 2001.

Burnaby, British Columbia, Canada
CLEAN ENERGY COMBUSTION SYSTEMS, INC., a Delaware corporation
By:	/s/ John P. Thout John P. Thuot, President (principal executive officer)
By:	/s/ Barry A. Sheahan Barry A. Sheahan, C.A. Chief Financial Officer (principal accounting and financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment no. 1 to the registrant's annual report on form 10-K has been signed below by the following persons on behalf of the registrant on May 10, 2001, and in the capacities indicated.
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