Form 10-Q
period 2001-06-30
CLEAN ENERGY COMBUSTION SYSTEMS INC
filed 2001-08-14
CIK 1096013

As filed with the Securities and Exchange Commission on August 14, 2001

Securities And Exchange Commission
Washington, D.C. 20549

_________________

FORM 10-Q

_________________

(Mark One)
[_X_]	Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934 For The Six-Month Period Ended June 30, 2001; Or
[___]	Transition Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934 For The Transition Period From ________ To _______

Commission File No. 333-88207

CLEAN ENERGY COMBUSTION SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	98-0211550 (I.R.S. Employer Identification No.)

 7087 MacPherson Avenue, British Columbia, Canada V5J 4N4
(Address of principal executive offices) (Zip Code)

 (604) 435-9339
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registration was required to file such Reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [_X_] No [___]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

10,131,694 shares of common stock, par value $0.0001 per share, as of August 10, 2001

CLEAN ENERGY COMBUSTION SYSTEMS, INC.
QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

Page
Part I	Business	1
ITEM 1	FINANCIAL STATEMENTS	1
ITEM 2	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	15
	General	15
	Overview	15
	Results Of Operations	16
	Liquidity And Capital Resources	17
	Other Matters	19
	Uncertainties And Other Risk Factors That May Affect Our Future Results And Financial Condition	19
Item 3	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK	32
	Oil And Gas Price Fluctuations	32
	Currency Fluctuations	32
	Interest Rate Fluctuations	32
Part II	OTHER INFORMATION	32
ITEM 1	LEGAL PROCEEDINGS	32
ITEM 2	CHANGES IN SECURITIES AND USE OF PROCEEDS	32
ITEM 3	DEFAULTS UPON SENIOR SECURITIES	33
ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	33
ITEM 5	OTHER INFORMATION	33
ITEM 6	EXHIBITS	33
	Exhibits	33
	Reports on form 8-K	33

-ii-

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

CLEAN ENERGY COMBUSTION SYSTEMS, INC. (a development stage enterprise) Consolidated Balance Sheet (unaudited) expressed in U.S. dollars)
	June 30, 2001	December 31, 2000
ASSETS
CURRENT
Cash and cash equivalents	$ 1,192	$ 2,122
Short-term investments	-	13,338
Accounts receivable and prepaid expenses	226,067	32,122
Advances to an affiliated company (note 3)	50,331	50,818
	----------------------	------------------------
Total current assets	277,590	98,400
PATENTS	29,427	25,175
PROPERTY AND EQUIPMENT (note 4)	54,963	62,256
TOTAL ASSETS	$ 361,980	$ 185,831
	===============	================
LIABILITIES
CURRENT
Accounts payable	$ 626,226	$ 191,818
Accrued liabilities	43,765	3,334
Current payroll taxes	-	27,293
Advances from related parties (note 5)	145,125	12,727
	----------------------	------------------------
Total current liabilities	815,116	235,172
Going concern (note 1)
SHAREHOLDERS' EQUITY
Authorized (note 6):
Preferred stock; par value $0.0001 per share, 1,000,000 shares
Common stock; par value $0.0001 per share, 15,000,000 shares
Issued (note 6):
Series 'A' convertible preferred stock; Liquidation preference $1 per share, or $1,000 total 1,000 shares issued and outstanding as of June 30, 2001 and December 31, 2000	1	1
Series 'B' convertible preferred stock; Liquidation preference $2 per share, or $500,002 total 250,001 shares issued and outstanding as of June 30, 2001 and December 31, 2000	250	250
Common stock; 10,131,694 shares issued and outstanding as of June 30, 2001 and December 31, 2000	1,013	1,013
Additional paid-in capital	1,524,201	1,496,625
Deficit accumulated during the development stage	(1,978,601)	(1,547,230)
	----------------------	------------------------
TOTAL SHAREHOLDERS' DEFICIT	(453,136)	(49,341)
	----------------------	------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$ 61,980	$ 185,831
	===============	================

The accompanying notes to consolidated financial statements
are an integral part of this consolidated balance sheet

CLEAN ENERGY COMBUSTION SYSTEMS, INC. (a development stage enterprise) Consolidated Statement Of Operations (unaudited) (expressed in U.S. dollars)
	Three Months Ended June 30,		Six Months Ended June 30,		January 1, 1999 to June 30, 2001
	2001	2000	2001	2000	(Cumulative)
ADMINISTRATION AND MARKETING EXPENSES
Accounting	$ 18,011	$ 4,261	$ 27,240	$ 4,261	$ 61,650
Wages and benefits	14,118	53,960	66,704	100,094	407,603
Amortization	2,476	6,061	7,472	10,641	37,765
Communications	1,411	1,929	3,281	4,033	18,045
Foreign exchange (gain) loss	18,130	(3,307)	7,360	4,975	(2,952)
Interest	3,576	11,966	7,519	19,237	34,177
Legal	21,922	10,610	44,083	23,583	152,783
Marketing	24,391	25,564	54,838	47,498	273,077
Occupancy	8,697	8,613	18,133	17,686	86,121
Office and miscellaneous	8,449	4,402	13,169	9,564	87,634
Professional fees	9,775	-	9,775	-	16,507
Transfer agent fees	-	-	2,460	3,027	16,440
	---------------	---------------	---------------	---------------	----------------
Total administration and marketing	130,956	124,059	262,034	244,599	1,187,850
	---------------	---------------	---------------	---------------	----------------
RESEARCH AND DEVELOPMENT EXPENSES
Wages and benefits	30,263	55,317	103,594	108,501	581,337
Development	34,664	35,194	65,743	48,328	209,414
	---------------	---------------	---------------	---------------	----------------
Total research and development	64,927	90,511	169,337	156,829	790,751
	---------------	---------------	---------------	---------------	----------------
TOTAL EXPENSES AND NET LOSS	$ (195,883)	$ (214,570)	$ (431,371)	$ (401,428)	$ (1,978,601)
	==========	==========	==========	==========	===========
BASIC AND DILUTED LOSS PER SHARE (note 2(j))	$ (0.02)	$ (0.02)	$ (0.04)	$ (0.04)
	==========	==========	==========	==========	===========
WEIGHTED AVERAGE SHARES OUTSTANDING	10,382,695	9,643,750	10,382,695	9,643,750
	==========	==========	==========	==========	===========

The accompanying notes to consolidated financial statements
are an integral part of this consolidated statement of operations

CLEAN ENERGY COMBUSTION SYSTEMS, INC. (a development stage enterprise) Consolidated Statement Of Shareholders' Equity (Deficit) (unaudited) (expressed in U.S. dollars)
	Series 'A' Preferred Stock		Series 'B' Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated During The Development Stage
	Shares	Amount	Shares	Amount	Shares	Amount		Period	Cumulative
Issued on incorporation	1,000	$ 1	-	$ -	9,643,750	$ 964	$ 535	$ -	$ 1,500
Private placement	-	-	250,001	250	-	-	499,752	-	500,002
Vesting of previously issued but unexercised warrants granted to consultant (note 6(f))	-	-	-	-	-	-	2,000	-	2,000
Net loss	-	-	-	-	-	-	-	(639,404)	(639,404)
	-------------	-------------	-----------	-----------	----------------	----------	-------------	----------------	---------------
Balance, December 31, 1999	1,000	1	250,001	250	9,643,750	964	502,287	(639,404)	(135,902)

Vesting of previously issued but unexercised warrants granted to consultant (note 6(f))	-	-	-	-	-	-	18,500	-	18,500
Issued on conversion of promissory note	-	-	-	-	487,944	49	975,838	-	975,887
Net loss	-	-	-	-	-	-	-	(907,826)	(907,826)
	-------------	-------------	-----------	-----------	----------------	----------	-------------	----------------	---------------
Balance, December 31, 2000	1,000	1	250,001	250	10,131,694	1,013	1,496,625	(1,547,230)	(49,341)

Vesting of previously issued but unexercised warrants granted to consultant (note 6(f))	-	-	-	-	-	-	27,576	-	27,576
Net loss	-	-	-	-	-	-	-	(431,371)	(431,371)
	-------------	-------------	-----------	-----------	----------------	----------	-------------	----------------	---------------
Balance, June 30, 2001	1,000	$ 1	250,001	$ 250	10,131,694	$ 1,013	$ 1,524,201	$ (1,978,601)	$ (453,136)
	=========	=========	========	========	===========	=======	=========	===========	==========

The accompanying notes to consolidated financial statements are an integral part of this consolidated statement of shareholders' equity (deficit)

CLEAN ENERGY COMBUSTION SYSTEMS, INC. (a development stage enterprise) Consolidated Statement Of Cash Flows (unaudited) (expressed in U.S. dollars)

	June 30,		January 1, 1996 to June 30, 2001
	2001	2000	(Cumulative)
OPERATING ACTIVITIES
Total operating expenses and net loss	$ (431,371)	$ (401,428)	$ (1,978,601)
Adjustments to reconcile total operating expenses to net cash utilized in operating activities:
Amortization	7,472	10,642	37,765
Non-cash consulting expense	27,576	1,000	48,076
Change in operating assets and liabilities:
Accounts receivable and prepaid expenses	(193,945)	1,075	(226,067)
Accounts payable	434,408	(3,664)	626,226
Accrued liabilities	40,431	13,515	43,765
Payroll taxes	(27,293)	1,878	-
	--------------------	---------------------	---------------------
Net cash used in operating activities	(142,722)	(376,982)	(1,448,836)
	--------------------	---------------------	---------------------

INVESTING ACTIVITIES
Proceeds from sale of short-term investment	13,338	10,000	-
Additions to patents	(4,252)	(7,607)	(29,427)
Purchase of property and equipment	(179)	(33,315)	(92,728)
	--------------------	---------------------	---------------------
Net cash used in investing activities	8,907	(30,922)	(122,155)
	--------------------	---------------------	---------------------

FINANCING ACTIVITIES
Advances to an affiliated company	487	1,323	(50,331)
Proceeds from long-term obligations (note 5)	-	378,158	-
Advances from related parties	132,398	(2,785)	145,125
Proceeds from issue of common stock	-	-	976,887
Proceeds from issue of Series 'A' convertible preferred stock	-	-	500
Proceeds from issue of Series 'B' convertible preferred stock	-	-	500,002
	--------------------	---------------------	---------------------
Net cash provided by financing activities	132,885	376,696	1,572,183
	--------------------	---------------------	---------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENT	(930)	(31,208)	1,192
CASH (BANK OVERDRAFT) AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,122	26,414	-
	--------------------	---------------------	---------------------
CASH (BANK OVERDRAFT) AND CASH EQUIVALENTS, END OF PERIOD	$ 1,192	$ (4,794)	$ 1,192
	=============	==============	==============

 The accompanying notes to consolidated financial statements are an integral part of this consolidated statement of cash flows

CLEAN ENERGY COMBUSTION SYSTEMS, INC. (a development stage enterprise) Notes To Consolidated Statements (unaudited) (expressed in U.S. dollars) June 30, 2001 and 2000

  Organization And Operations; Going Concern

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

  Since we have not generated operating revenues to date, we should be considered a development stage enterprise. Clean Energy has incurred losses from inception totalling $1,978,601 and has a working capital deficiency of $537,526 and does not currently have the financial resources to complete its business plan. Our ability to continue as a going concern will be dependent upon our ability to attain future profitable operations and to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. External financing, predominately in the short-term by loans from affiliated parties and in the longer-term through the issuance of common stock will be sought to finance development of our products; however, there can be no assurance that sufficient funds will be raised.

  Our objective is to enter into licensing, royalty, joint venture, or manufacturing agreements with established national and international heat transfer industry manufacturers.
  Significant Accounting Policies
    Basis of Presentation

    These consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States. While these financial statements reflect all normal recurring adjustments which, in the opinion of our management, are necessary for fair presentation of the results of the interim period, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. For additional information, refer to our financial statements included in our annual report (amendment no. 1) on form 10-K for our fiscal year ended December 31, 2000.

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

  In March 2000, the FASB issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB 25 ("FIN No. 44"). FIN No. 44 clarifies (1) the definition of employee for purposes of applying APB Opinion No. 5, (2) the criteria for determining whether a plan qualifies as a noncompensatory plan, (3) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (4) the accounting for an exchange of stock compensation awards in a business combination. FIN No. 44 was effective July 1, 2000 but certain conclusions in this interpretation cover specific events that occurred after either December 15, 1998, or January 12, 2000. The adoption of certain of the conclusions of FIN No. 44 covering events occurring during the period after December 15, 1998 or January 12, 2000 did not have a material effect on our financial position and results of operations. The adoption of the remaining conclusions did not have a material effect on our financial position or results of operations.
    Advances to An Affiliated Company

    As at June 30, 2001 and December 31, 2000, we had advanced $50,331 (Cdn. $76,202) and $50,818 (Cdn. $76,202), respectively, to a company controlled by shareholders of our company in common. These advances are non-interest bearing, are repayable in Canadian dollars and have no specific terms of repayment.

    Property and Equipment

    Summarized below are our capitalized costs for property and equipment as of June 30, 2001 and December 31, 2000:

	June 30, 2001			December 31, 2000
	Cost	Accumulated Depreciation	Net Book Value	Net Book Value
Communications Equipment	$ 6,681	$ 3,344	$ 3,337	$ 3,925
Computer Hardware	23,128	10,481	12,647	14,610
Computer Software	4,550	2,785	1,765	2,353
Display/promotional Equipment	4,832	1,208	3,624	4,027
Furnishings	2,242	872	1,370	1,526
Lab equipment	38,339	12,149	26,190	29,112
Leasehold Improvements	12,429	6,796	5,633	6,262
Office equipment	527	130	397	441
	-------------	-------------	-------------	--------------
	$ 92,728	$ 37,765	$ 54,963	$ 62,256
	=========	=========	=========	=========
    Advance from Related Parties

    Summarized below are our advances and borrowing from related parties as of June 30, 2001 and December 31, 2000:

	June 30, 2001	December 31, 2000
Advances from related company	$ 6,198	$ 6,058
Advances from shareholders	132,322	0
Advances from consultant	6,605	6,669
	----------------	----------------
	$ 145,125	$ 12,727
	===========	===========

    The advances of $6,198 (Cdn. $9,383) and $6,058 (Cdn. $9,083) to Clean Energy as of June 30, 2001 and December 31, 2000, respectively, were from a company controlled by shareholders in common. These advances bear interest at the rate of 8.75% per annum, are repayable in Canadian dollars, and have no specific terms of repayment.

    The advances of $132,322 (Cdn. $200,336) as at June 30, 2001 include amounts from shareholders and other related parties. The loans and advances bear varying rates of interest. The advances from consultant comprise a loan of $6,605 (Cdn. $10,000) to Clean Energy as at June 30, 2001 which was also outstanding at December 31, 2000 in the amount of $6,669 (Cdn. $10,000). This amount, advanced by a consultant, bears a 10% bonus on repayment, in lieu of interest and has a specified agreement as to repayment.

    Share Capital and Stock Options

  During the current period, our board of directors authorized the creation of an additional 500,000 shares of preferred stock, bringing the total to 1,500,000.

      Series 'A' Preferred Stock

      Our series 'A' preferred stock is non-voting and is convertible into one share of common stock at the option of the holder at any time. The affirmative consent of a majority of all outstanding series 'A' preferred shares is required to liquidate or dissolve our company, to sale our principle assets, to merger or consolidate our company with another, to declare a dividend, to make any changes in our authorized capital stock, or to issue additional preferential preferred shares. Should our common stock be accepted for listing on The New York Stock Exchange or The American Exchange or accepted for quotation on Nasdaq, all outstanding series 'A' preferred shares will automatically convert into common stock on a one for one basis once our common stock has been actively traded on that exchange or market for a two year continuous period. In the event of the voluntary or involuntary liquidation, dissolution or winding up of our company, our series 'A' preferred shareholders will be entitled to an amount equal to $1 per share, but after payment has been made to all series 'B' preferred shareholders.

      Clean Energy designated and issued 1,000 shares of series 'A' preferred stock upon its incorporation.

      Series 'B' Preferred Stock

      Our series 'B' preferred stock is voting and is entitled to participate in dividends with our common stock.

      The affirmative consent of a majority of all outstanding series 'B' preferred shares is required to make any changes in our authorized capital stock, or to issue additional preferential preferred shares. Our series 'B' preferred stock is convertible at the option of the holder, at any time, into one share of common stock. Should our common stock be accepted for listing on The New York Stock Exchange or The American Exchange or accepted for quotation on Nasdaq, all outstanding series 'B' preferred shares will automatically convert into common stock on a one for one basis. In the event of the voluntary or involuntary liquidation, dissolution or winding up of our company, our series 'B' preferred shareholders will be entitled to an amount equal to $2 per share before any payment will be made or any assets distributed to the holders of series 'A' preferred stock, common stock, or any other junior equity security.

      During the period ended December 31, 1999, Clean Energy designated 250,001 preferred shares as series 'B' preferred stock and issued those shares pursuant to a private placement for gross proceeds of $500,002.

      Series 'C' Preferred Stock

      Our series 'C' preferred stock is voting and is entitled to participate in dividends with shares of common stock.

      The affirmative consent of a majority of all outstanding series 'C' preferred shares is required to liquidate or dissolve our company, to sale our principle assets, to merger or consolidate our company with another, to declare a dividend, to make any changes in our authorized capital stock, issue additional preferential preferred shares, declare any dividends or redeem or purchase any series 'C' preferred shares. Our series 'C' preferred stock is convertible at the option of the holder, at any time, into one share of common stock. Should our common stock be accepted for listing on The New York Stock Exchange or The American Exchange or accepted for quotation on Nasdaq, all outstanding series 'C' preferred shares will automatically convert into common stock on a one for one basis. In the event of our voluntary or involuntary liquidation, dissolution or winding up, our series 'C' preferred shareholders will be entitled to an amount equal to the stated value or issuance cost before any payment will be made or any assets distributed to the holders of our series 'A' preferred stock, series 'B' preferred stock, common stock, or any other junior equity security.

      During the period ended December 31, 1999, Clean Energy designated 500,000 preferred shares as series 'C' preferred stock. As at June 30, 2001, there were no series 'C' preferred stock outstanding.

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

  Also in 1999, we granted non-qualified stock options to a Director of the company entitling him to purchase an aggregate of 60,000 shares of our common stock at an exercise price of $2 per share. These options vest equally annually over a three year period, and each annual vesting portion expires five years subsequent to the vesting date. In the current period, an additional 120,000 options were granted to two additional Directors, having identical terms and conditions as the previous grant.

  In the current period, we granted additional non-qualified stock options to key employees as follows:

    Employee options entitling them to purchase an aggregate of 101,305 shares of our common stock at an exercise price of $3 per share. These options vest one year after being granted and expire five years subsequent to the vesting date.

    Management options entitling them to purchase an aggregate of 24,000 shares of our common stock at an exercise price of $2 per share. These options vest equally monthly over a one year period, and each annual vesting portion expires five years subsequent to the vesting date.

    At June 30, 2001, 210,000 stock options were vested. No stock options have been exercised as at June 30, 2001.

  Pursuant to APB 25, we have not recorded any compensation expense relating to the grant of these options for any period in these consolidated financial statements insofar as the exercise price for all of these options equaled or exceeded the fair value of the underlying common shares on the effective date of grant. See note 2(k).

      Common Stock Purchase Warrants

  During 1999, we issued 36,000 share purchase warrants as additional consideration pursuant to a public relations services agreement pursuant to which the holder is given the right to purchase 36,000 common shares at $2 per share. The right to exercise these warrants vests in equal monthly instalments over a twenty-four month period, and each instalment lapses five years after date of vesting. As at June 30, 2001, all 36,000 shares have vested and none have been exercised.

  During 2000, we also issued 200,000 share purchase warrants as additional consideration pursuant to an investors and media relations services agreement pursuant to which the holder is given the right to purchase 200,000 common shares at prices between $2 to $5 per share. The right to exercise these warrants vests in equal quarterly instalments over a twelve-month period commencing July 27, 2000, and each instalment lapses twelve months after date of vesting. As at June 30, 2001, 183,333 shares have vested at an exercise price of $2 per share and none have been exercised.

  Pursuant to the fair value method of accounting, we recorded compensation expense of $27,576 and $500 for the six-month periods ended June 30, 2001 and June 30, 2000, respectively, in connection with the grant and vesting of these warrants. These amounts were determined using an option pricing model which assumes no dividends are to be paid, a two-year vesting period, a weighted average annualized volatility of our share price of 20%, and a weighted average annualized risk free interest rate at 5.25%.

    Related Party Transactions

  Related party transactions and balances not disclosed elsewhere in these financial statements are as follows:

      We had advanced $9,688 (Cdn. $14,527) to our shareholders as at December 31, 2000. These advances were non-interest bearing, are repayable in Canadian dollars and had no specific repayment terms. The advances were repaid in the current period.

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

    Commitments

      The licensor of our pulse combustion technology have the right to terminate the license if we do not obtain a listing on The New York Stock Exchange, The American Stock Exchange or Nasdaq by March 5, 2004. That licensor also has the right to reacquire the pulse combustion technology if Clean Energy is declared insolvent or bankrupt. Should the licensor exercise its termination right, we can purchase full title to the pulse combustion technology by paying Cdn. $525,000 within ten business days of the ninety day termination period, plus interest on such amount at the rate of 13% per annum, accruing as of January 1, 1999. On the purchase, Clean Energy will also be entitled to receive the return of 593,750 common shares as well as all outstanding shares of series 'A' preferred stock. If the licensor is unable to deliver the full number of shares, the cash payment will be reduced pro-rata. Should the pulse combustion technology license terminate without our acquisition of full ownership of that technology, then our diesel fuel combustion technology license shall expire concurrently.

      We have entered into employment agreements with two of our senior employees providing for total annual payment of $154,000 (Cdn. $236,775). As well, we have entered into management services agreements with two of our senior executives providing for total annual payments of $125,000 (Cdn. $192,000) plus additional stock options as detailed in note 6(e). Each agreement provides for a one year initial term, renewed automatically for successive one year terms.

      We have entered into a public relations services agreement whereby Clean Energy is obligated to pay a monthly fee of Cdn. $6,000 for a period of thirty-six months, commencing April 1999. The agreement can be terminated by either party after one year.

      We have entered into an investor relations and communications services agreement whereby Clean Energy is obligated to pay a monthly fee of Cdn. $2,275 for a one-year period, commencing June 2001. The agreement may be cancelled upon sixty days written notice.

  Item 2.    Management's Discussion And Analysis Of Financial Condition And Results Of Operations

  General

  The following discussion of our consolidated financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes to our consolidated financial statements included in Part I, Item 1, of this quarterly report. The information set forth below in this quarterly report is current as of the date of this quarterly report, August 10, 2001, unless an earlier or later date is indicated.

  All references to "dollars" in this quarterly report refer to United States or U.S. dollars unless specific reference is made to Canadian or Cdn. dollars. For information relative to currency conversion, see note 2(c) to our consolidated financial statements. The rate of exchange of Canadian dollars to United States dollars as of June 30, 2001, was Cdn. $1.514 to U.S. $1.

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

  Results Of Operations

  Operating Revenues

  We had no revenues for our six-month and three-month interim fiscal periods ended June 30, 2001 and June 30, 2000, respectively.

  Operating Loss

  We incurred an operating loss of $431,371 for our six-month interim period ended June 30, 2001, as compared to $401,428 for the corresponding interim period in fiscal 2000, representing a $29,943 or 7.46% overall increase. For our three-month interim period ended June 30, 2001, we incurred an operating loss of $195,883, as compared to $214,570 for the corresponding interim period in fiscal 2000, representing a decrease of $18,687 or 8.71%.

  The 7.46% increase in our operating loss for our six-month interim period ended June 30, 2001 over the corresponding interim period in fiscal 2000 was primarily attributable to the following changes in costs and expenses:

    a $17,435, or 7.13%, increase in administration expense from $244,599 to $262,034; and

    a $12,508, or 7.98%, increase in research and development expense from $156,829 to $169,337.

  For our three-month interim period ended June 30, 2001, the 8.71% decrease in our operating loss over the corresponding interim period in fiscal 2000 was primarily attributable to the following changes in costs and expenses:

    a $6,897, or 5.56%, increase in administration expense from $124,059 to $130,956; and

    a $25,584, or 28.27%, decrease in research and development expense from $90,511 to $64,927.

  The increase in administration expense for our six-month and three-month interim periods ended June 30, 2001 over the corresponding interim periods in fiscal 2000, respectively, was primarily attributable to across-the-board net increases in costs to support our increased level of business activities, the most significant of which were legal and other professional fees and marketing costs, partially offset by a reduction in administrative wages and benefits as compared to the corresponding interim period in fiscal 2000.

  Research and development expense generally relates to the cost-including allocable salaries-to develop, improve and test our burner systems and related components. The increase in research and development expense for our six-month periods ended June 30, 2001 over the corresponding interim period in fiscal 2000, respectively, was principally attributable to increases in wages and benefits, as well as an increase in the cost of materials and equipment associated with additional research and development efforts, compared to the corresponding interim periods in fiscal 2000.

  Liquidity And Capital Resources

  Sources of Cash

  Our cash flow requirements from our inception through June 30, 2001 were principally funded by:

    $975,838 in short-term advances from one of our directors, Mr. R. Dirk Stinson, which advances were subsequently converted in fiscal 2000 into 487,944 shares of our common stock at a conversion price of $2 per share pursuant to the terms of our financing agreement with Mr. Stinson;

    $500,002 in gross proceeds from a private placement of our series 'B' preferred stock which closed on April 6, 1999, and

    $815,116 in accounts payable, accrued liabilities, and short-term advances by shareholders.

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

  Current Cash Position and Historical Changes In Cash Position

  Our cash and cash equivalents position as of June 30, 2001 was $1,192, as compared to $2,122 as of December 31, 2000. Our cash and cash equivalents position as of June 30, 2000 was a deficit of $4,794, as compared to $26,414 as of December 31, 1999.

  The $930 decrease in our cash position for our six-month interim period ended June 30, 2001 as compared to December 31, 2000 was attributable to $142,722 in cash used in operating activities, partially offset by $8,907 realized from investing activities and $132,885 realized from financing activities. The $31,208 decrease in our cash position for our six-month interim period ended June 30, 2000 as compared to December 31, 1999 was attributable to $376,982 used in operating activities and $30,922 used in investing activities, partially offset by $376,696 realized from financing activities.

  Our operating activities required cash in the amount of $142,722 for our six-month interim period ended June 30, 2001, as compared to cash requirements of $376,982 for the corresponding interim period in fiscal 2000. The $142,722 of cash used in operating activities for our six-month interim period ended June 30, 2001 reflected our net loss of $396,323 for that period, as decreased for non-cash deductions and a net increase in non-cash working capital balances. The $376,982 of cash used in operating activities for our six-month interim period ended June 30, 2000 reflected our net loss of $389,786 for that period, as decreased for non-cash deductions and a net increase in non-cash working capital balances.

  We realized cash in the amount of $8,907 from investing activities for our six-month interim period ended June 30, 2001, as compared to $30,922 of cash used for investing activities for the corresponding interim period in fiscal 2000. There were purchases of property or equipment of $179 and additions to patents of $4,252 for our six-month interim period ended June 30, 2001, compared to investment in patents of $7,607 and acquisitions of property and equipment of $33,315 for the corresponding interim period in fiscal 2000.

  We raised $132,885 in cash from financing activities for our six-month interim period ended June 30, 2001, as compared to $376,696 in cash raised from financing activities for the corresponding interim period in fiscal 2000. The $132,885 in cash raised through financing activities for our six-month interim period ended June 30, 2001, was principally comprised of $132,398 in funds advanced by shareholders, related parties and consultants. The $376,696 in cash raised through financing activities for our six-month interim period ended June 30, 2000, was principally comprised of $378,158 in funds advanced by a shareholder and subsequently converted to share capital.

  Plan Of Operation And Prospective Capital Requirements

  Our ability to continue as a going concern will be dependent upon our entering into revenue producing contracts and raising additional working capital to fund these contracts and fully implement our longer-term business plan and marketing strategies. We anticipate that we will need to raise at least $700,000 to fund our projected operating and project costs over the next twelve months, and at least $2,500,000, including the $700,000 noted above, in additional working capital to fully implement our business plan and marketing strategies. These estimates will be subject to significant change based upon any contracts we may enter into and/or additional capital we may raise.

  One of our objectives in meeting our operating expenses is to fund a significant portion of our research and development expenditures through grants. We are in the process, for example, of applying for approximately $400,000 in matching grants from CE-CERT and ICAT with respect to the development of our natural gas-fueled water heaters. As well, a proposal for funding Phase I of a development project involving testing the benefits of pulse combustion to the drying industry has received preliminary approval from IRAP, Canada's Industrial Research Assistance Program. Our principals previously raised approximately Cdn. $1,785,000 in grants for developmental purposes through our predecessor (the BO companies).

  Our operating expenses are currently being funded through advances made by Mr. Stinson under the terms of the promissory note previously described. Mr. Stinson has indicated that he would be willing to continue to make advances on these terms for the indefinite future, should his personal financial situation permit it. We cannot give you any assurance that Mr. Stinson will remain in a position to fund our operations notwithstanding his desire to do so. We have made no binding arrangements or received binding commitments to obtain additional working capital as of the date of this quarterly report other than the advances described above which Mr. Stinson may make. Our intent is to raise additional working capital in one or more increments through contract advances, public or private sales of debt or equity securities, debt financing or short-term loans, or a combination of the foregoing. In view of our limited operating history and lack of revenues and profits to date, we cannot give you any assurance that we will be able to secure the additional capital we require at all, or on terms which will not be objectionable to our company or our shareholders, including substantial dilution or the sale or licensing of our technologies. Our failure or inability under these circumstances to obtain additional capital on acceptable terms or at all would have a material adverse effect on our company and our business, which would result in our being forced to materially scale back or even suspend our operations, or even force us to seek a merger with or to sell our business to a third party. In view of these considerations, note 1 of our financial statements states that if we do not raise sufficient capital there is substantial doubt as to our ability to continue as a going concern.

  Other Matters

  Foreign Exchange Fluctuations

  We recorded a $7,360 foreign currency translation loss for our six-month interim period ended June 30, 2001 as an administration expense item on our statements of operations and deficiency in assets in consolidating our books for financial reporting purposes as a result of the fluctuation in United States-Canadian currency exchange rates during that period. We anticipate that our exposure to significant foreign currency gains or losses on our accounting records will increase as we invest a greater portion of our United States-dollar denominated cash reserves into our Canadian operations and properties through intercompany advancements. We cannot give you any assurance that our future operating results will not be similarly adversely affected by currency exchange rate fluctuations. See Part I, Item 3, of this quarterly report captioned "Quantitative and Qualitative Disclosure About Market Risk," for a description of other aspects of our company that may be potentially affected by foreign exchange fluctuations.

  Effect Of Inflation

  We do not believe that our operating results were adversely affected during the first six months of fiscal 2001 or fiscal 2000 by inflation or changing prices.

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

  We do not anticipate that we will generate revenues for at least four to six months at the earliest, assuming that one or more of our pending projects lead to a commercial contract. We have, as a result of our lack of revenues, incurred operating losses in the amount of $1,978,601 from our inception through June 30, 2001, and we anticipate that we will continue to incur substantial operating losses for the foreseeable future, despite any revenues we may receive in the short-term from any of our pending projects, due to the significant costs associated with the development and marketing of our burner technologies. We cannot give you any assurance that we will generate revenues or profits in the near future or at all.

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

  We anticipate that we will need to raise at least $700,000 to fund our projected operating and project costs over the next twelve months, and at least $2,500,000, including the $700,000 noted above, in additional working capital to fully implement our longer-term business plan and marketing strategies. We have no current arrangements for obtaining this additional capital other than our current relationship with Mr. Stinson, and will seek to raise this amount in one or more increments through contract advances, public or private sales of debt or equity securities, debt financing or short-term loans, or a combination of the foregoing. We cannot give you any assurance that we will be able to secure the additional capital we require to continue our operation at all, or on terms which will not be objectionable to our company or our shareholders, including substantial dilution or the sale or licensing of our technologies.

  Note 1 to our financial statements states that if we do not raise sufficient capital there is a substantial doubt as to our ability to continue as a going concern. Our independent auditors stated in their report accompanying our financial statements for our fiscal year ended December 31, 2000 that they would be required to express a going concern opinion if the audit report was issued in conformity with United States reporting standards.

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

  Although Messrs. Chato, Thuot, Sheahan and DeFina have signed employment or management services agreements, we cannot give you any assurance that one or more of these employees will not leave our company. We also do not carry key person life insurance on any of our key management personnel.

    Our inability to attract the qualified personnel engineering, managerial, sales and marketing and administrative personnel required to implement our growth strategies would impede our growth

  Our ability to implement our growth strategies will be dependent upon our continuing ability to attract and retain highly qualified engineering, managerial, sales and marketing and administrative personnel. Our inability to attract and retain the necessary personnel would impede our growth. Competition for the type of personnel we require is intense and we cannot give you any assurance that we will be able to retain our key managerial and technical employees, or that we will be able to attract and retain additional highly qualified managerial and technical personnel in the future.

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

    Our right to issue additional capital stock at any time could have an adverse effect on your proportionate ownership and voting rights

  Our Certificate of Incorporation currently authorizes us to issue 15,000,000 shares of common stock, and 1,000,000 shares of preferred stock, including 248,999 shares of serial or "blank check" preferred stock that will contain rights, preferences and privileges to be prospectively fixed by our board of directors at the time of issuance-without shareholder consent or approval-based upon any factors our board of directors may deem relevant at that time. Our board of directors and shareholders have also recently approved an increase in our authorized capital to 25,000,000 common shares and 1,500,000 preferred shares. Your proportionate ownership and voting rights as a common shareholder could be adversely effected by the issuance of additional common, series 'C' convertible or "blank check" preferred shares, depending on their rights, preferences and privileges, including a substantial dilution in your net tangible book value per share. We cannot give you any assurance that we will not issue shares of capital stock under circumstances we may deem appropriate at the time.

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

      require any action to be taken by our common and series 'B' preferred shareholders to be effected at a duly called annual or special meeting of these shareholders, and prohibit these shareholders from effecting any action by written consent unless approved by a two-thirds affirmative vote of these shareholders;

      reserve the right to call special meetings of our common and series 'B' preferred shareholders exclusively to our board of directors and designated executive officers; and

      require any amendments to the preceding provisions to be approved by a two-thirds affirmative vote of our shareholders.

  We are also subject to Section 203 of the Delaware General Corporation Law which generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any ''interested shareholder'' for a period of three years following the date that shareholder became an interested shareholder.

  Our board of directors also has the authority to fix the rights and preferences of and issue shares of our "blank check" preferred stock without the approval of our common shareholder and, in some cases, our series 'B' and series 'C' preferred shareholders. Any "blank check" preferred stock we issue could also be utilized as a method for raising additional capital or discouraging, delaying or preventing a change in control of our company. We cannot give you any assurance that we will not issue "blank check" preferred stock under circumstances we may deem appropriate at the time.

  Special Note Regarding Forward Looking Statements

  Contained in this uncertainties and risk factors section as well as in other sections of this quarterly report are so-called "forward-looking statements" which generally relate to our expectations or speculations as to potential future events and our observations as to trends and factors that may impact our future operating results. These forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements. You can generally identify forward-looking statements through words such as "believe," "anticipate," "expect," "project," "estimate," "budget," "will be," "will continue," "will likely result," or words or phrases with similar meanings. Forward-looking statements that may be contained in this quarterly report would, for example, include statements relating to the likelihood that we will enter into contracts or other arrangements with respect to our technology. You should also read this report in conjunction with the forward looking statements and other information contained in our other reports we periodically file with the Securities and Exchange Commission, including our annual report on form 10-K for our fiscal year ended December 31, 2001.

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

    the forward-looking statement must, in any event, be considered in context with the various disclosures concerning our company and our business made in this report as well as other reports we periodically file with the Securities and Exchange Commission, including our annual report on form 10-K for our fiscal year ended December 31, 2000; and

    the uncertainties and risks presented in this section and elsewhere in this quarterly report as well as other reports we periodically file with the Securities and Exchange Commission are not exhaustive, and new uncertainties and risk factors may emerge from time to time. It is not possible for management to predict all such uncertainties and risk factors, nor can it assess the impact of all such uncertainties and risk factors on Clean Energy's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from, those contained in any forward-looking statements.

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

  Dated at Burnaby, British Columbia, this 10th day of August, 2001.
Clean Energy Combustion Systems, Inc.

By: /s/ John P. Thuot
John P. Thuot President (principal executive officer)

By: /s/ Barry A. Sheahan
Barry A.Sheahan, C.A. Chief Financial Officer (principal accounting officer)