Form 10-Q
period 2001-09-30
CLEAN ENERGY COMBUSTION SYSTEMS INC
filed 2001-11-15
CIK 1096013

As filed with the Securities and Exchange Commission on November 15, 2001

Securities And Exchange Commission
Washington, D.C. 20549

_________________

FORM 10-Q

_________________

(Mark One)
[_X_]	Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934 For The Nine-month Period Ended September 30, 2001; Or
[___]	Transition Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934 For The Transition Period From ________ To _______

Commission File No. 333-88207

CLEAN ENERGY COMBUSTION SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	98-0211550 (I.R.S. Employer Identification No.)

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

10,131,694 shares of common stock, par value $0.0001 per share, as of November 13, 2001

CLEAN ENERGY COMBUSTION SYSTEMS, INC.
QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

Page
Part I	Business	1
ITEM 1	FINANCIAL STATEMENTS	1
ITEM 2	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	14
	General	14
	Overview	14
	Results Of Operations	14
	Liquidity And Capital Resources	15
	Other Matters	17
	Uncertainties And Other Risk Factors That May Affect Our Future Results And Financial Condition	17
Item 3	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK	30
	Oil And Gas Price Fluctuations	30
	Currency Fluctuations	31
	Interest Rate Fluctuations	31
Part II	OTHER INFORMATION	31
ITEM 1	LEGAL PROCEEDINGS	31
ITEM 2	CHANGES IN SECURITIES AND USE OF PROCEEDS	31
ITEM 3	DEFAULTS UPON SENIOR SECURITIES	31
ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	31
ITEM 5	OTHER INFORMATION	31
ITEM 6	EXHIBITS	31
	Exhibits	31
	Reports on form 8-K	32

-ii-

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

CLEAN ENERGY COMBUSTION SYSTEMS, INC. (a development stage enterprise) Consolidated Balance Sheet (unaudited) expressed in U.S. dollars)
	September 30, 2001	December 31, 2000
ASSETS
CURRENT
Cash and cash equivalents	$ 2,748	$ 2,122
Short-term investments	-	13,338
Accounts receivable and prepaid expenses	15,854	32,122
Advances to an affiliated company (note 3)	48,275	50,818
	----------------------	----------------------
Total current assets	66,877	98,400
PATENTS	32,152	25,175
PROPERTY AND EQUIPMENT (note 4)	51,853	62,256
	----------------------	----------------------
TOTAL ASSETS	$ 150,882	$ 185,831
	===============	===============
LIABILITIES
CURRENT
Accounts payable	$ 497,856	$ 191,818
Accrued liabilities	29,703	3,334
Current payroll taxes	-	27,293
Advances from related parties (note 5)	256,124	12,727
	----------------------	----------------------
Total current liabilities	783,683	235,172
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$ 150,882	$ 185,831
Going concern (note 1)
SHAREHOLDERS' EQUITY
Authorized (note 6):
Preferred stock; par value $0.0001 per share, 1,000,000 shares
Common stock; par value $0.0001 per share, 15,000,000 shares
Issued (note 6):
Series 'A' convertible preferred stock; Liquidation preference $1 per share, or $1,000 total; 1,000 shares issued and outstanding as of September 30, 2001 and December 31, 2000	1	1
Series 'B' convertible preferred stock; Liquidation preference $2 per share, or $500,002 total; 250,001 shares issued and outstanding as of September 30, 2001 and December 31, 2000	250	250
Common stock; 10,131,694 shares issued and outstanding as of September 30, 2001 and December 31, 2000	1,013	1,013
Additional paid-in capital	1,527,226	1,496,625
Deficit accumulated during the development stage	(2,161,291)	(1,547,230)
	----------------------	----------------------
TOTAL SHAREHOLDERS' DEFICIT	(632,801)	(49,341)
	----------------------	----------------------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$ 150,882	$ 185,831
	===============	===============

The accompanying notes to consolidated financial statements
are an integral part of this consolidated balance sheet

CLEAN ENERGY COMBUSTION SYSTEMS, INC. (a development stage enterprise) Consolidated Statement Of Operations (unaudited) (expressed in U.S. dollars)
	Three Months Ended September 30,		Nine Months Ended September 30,		January 1, 1999 to September 30, 2001
	2001	2000	2001	2000	(Cumulative)
ADMINISTRATION AND MARKETING EXPENSES
Accounting	$ 2,401	$ 4,400	$ 29,641	$ 8,661	$ 64,051
Wages and benefits	63,886	38,534	130,590	138,628	471,489
Amortization	3,736	5,175	11,208	15,816	40,938
Communications	9,516	1,636	12,797	5,668	27,561
Foreign exchange (gain) loss	(20,092)	(2,045)	(12,732)	2,930	(23,044)
Interest	4,106	884	11,625	20,121	38,283
Legal	5,351	7,981	49,906	31,564	158,606
Marketing	4,537	25,747	59,375	73,245	277,614
Occupancy	6,607	8,045	24,740	25,731	92,728
Office and miscellaneous	3,106	12,326	16,275	21,891	90,303
Professional fees	-	-	9,303	-	16,035
Transfer agent fees	-	(1,437)	2,460	1,590	16,440
	----------------	----------------	----------------	----------------	------------------
Total administration and marketing	83,154	101,246	345,188	345,845	1,271,004
RESEARCH AND DEVELOPMENT EXPENSES
Wages and benefits	84,588	55,317	188,182	188,287	665,925
Development	14,948	70,361	80,691	94,220	224,362
	----------------	----------------	----------------	----------------	------------------
Total research and development	99,536	125,678	268,873	282,507	890,287
TOTAL EXPENSES AND NET LOSS	$ (182,690)	$ (226,924)	$ (614,061)	$ (628,352)	$ (2,161,291)
	============	===========	===========	===========	============
BASIC AND DILUTED LOSS PER SHARE (note 2)	$ (0.02)	$ (0.02)	$ (0.06)	$ (0.06)
	============	===========	===========	===========
WEIGHTED AVERAGE SHARES OUTSTANDING	10,382,695	9,768,288	10,382,695	9,685,263
	============	===========	===========	===========

The accompanying notes to consolidated financial statements
are an integral part of this consolidated statement of operations

CLEAN ENERGY COMBUSTION SYSTEMS, INC. (a development stage enterprise) Consolidated Statement Of Shareholders' Equity (Deficit) (unaudited) (expressed in U.S. dollars)

	Series 'A' Preferred Stock		Series 'B' Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated During The Development Stage
	Shares	Amount	Shares	Amount	Shares	Amount		Period	Cumulative

Issued on incorporation	1,000	$ 1	-	$ -	9,643,750	$ 964	$ 535	$ -	$ 1,500
Private placement	-	-	250,001	250	-	-	499,752	-	500,002
Vesting of previously issued but unexercised warrants granted to consultant (note 6)	-	-	-	-	-	-	2,000	-	2,000
Net loss for the year ended December 31, 1999	-	-	-	-	-	-	-	(639,404)	(639,404)
	---------	------------	------------	------------	----------------	-----------	----------------	------------------	----------------
Balance, December 31, 1999	1,000	1	250,001	250	9,643,750	964	502,287	(639,404)	(135,902)

Vesting of previously issued but unexercised warrants granted to consultant (note 6)	-	-	-	-	-	-	18,500	-	18,500
Issued on conversion of promissory note	-	-	-	-	487,944	49	975,838	-	975,887
Net loss for the year ended December 31, 2000	-	-	-	-	-	-	-	(907,826)	(907,826)
	---------	------------	------------	------------	----------------	-----------	----------------	------------------	----------------
Balance, December 31, 2000	1,000	1	250,001	250	10,131,694	1,013	1,496,625	(1,547,230)	(49,341)

Vesting of previously issued but unexercised warrants granted to consultant (note 6)	-	-	-	-	-	-	30,601	-	30,601
Net loss for the period ended September 30, 2001	-	-	-	-	-	-	-	(614,061)	(614,061)
	---------	------------	------------	------------	----------------	-----------	----------------	------------------	----------------
Balance, September 30, 2001	1,000	$ 1	250,001	$ 250	10,131,694	$ 1,013	$ 1,527,226	$ (2,161,291)	$ (632,801)
	======	========	========	========	===========	=======	===========	============	===========

The accompanying notes to consolidated financial statements are an integral part of this consolidated statement of shareholders' equity (deficit)

CLEAN ENERGY COMBUSTION SYSTEMS, INC. (a development stage enterprise) Consolidated Statement Of Cash Flows (unaudited) (expressed in U.S. dollars)

	Nine months ended September 30,		January 1, 1996 to September 30, 2001
	2001	2000	(Cumulative)

OPERATING ACTIVITIES
Total operating expenses and net loss	$ (614,061)	$ (628,352)	$ (2,161,291)
Adjustments to reconcile total operating expenses to net cash utilized in operating activities:
Amortization	11,208	15,816	40,938
Non-cash consulting expense	30,601	1,500	51,101
Change in operating assets and liabilities:
Accounts receivable and prepaid expenses	16,268	(4,002)	(15,854)
Accounts payable	306,038	(7)	497,856
Accrued liabilities	26,369	(7,226)	29,703
Payroll taxes	(27,293)	2,128	-
	------------------	------------------	------------------
Net cash used in operating activities	(250,870)	(620,143)	(1,557,547)

INVESTING ACTIVITIES
Proceeds from sale of short-term investment	13,338	9,281	-
Additions to patents	(6,977)	(10,078)	(32,152)
Purchase of property and equipment	(805)	(33,678)	(92,791)
	------------------	------------------	------------------
Net cash used in investing activities	5,556	(34,475)	(124,943)

FINANCING ACTIVITIES
Advances to an affiliated company	2,543	2,720	(48,275)
Proceeds from long-term obligations (note 5)	-	(97,110)	-
Advances from related parties	243,397	747,083	256,124
Proceeds from issue of common stock	-	-	976,887
Proceeds from issue of Series 'A' convertible preferred stock	-	-	500
Proceeds from issue of Series 'B' convertible preferred stock	-	-	500,002
	------------------	------------------	------------------
Net cash provided by financing activities	245,940	652,693	1,685,238

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	626	(1,925)	2,748
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,122	26,414	-
	------------------	------------------	------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 2,748	$ 264,489	$ 264,489
	============	============	============

The accompanying notes to consolidated financial statements are an integral part of this consolidated statement of cash flows

CLEAN ENERGY COMBUSTION SYSTEMS, INC. (a development stage enterprise) Notes To Consolidated Statements (unaudited) (expressed in U.S. dollars) September 30, 2001 and 2000

  Organization And Operations; Going Concern

  Clean Energy Combustion Systems, Inc. ("we", "our company" or "Clean Energy") was incorporated under the laws of the State of Delaware and organized and commenced its operations on March 1, 1999. These financial statements also reflect select pre-organization transactions and commitments incurred between January 1, 1999 and the date of incorporation on March 1, 1999, that were accepted by the board of directors of Clean Energy in connection with its organization as obligations of our company.

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

  Since we have not generated operating revenues to date, we should be considered a development stage enterprise. Clean Energy has incurred losses from inception totaling $2,161,291 and has a working capital deficiency of $716,806 and does not currently have the financial resources to complete its business plan. Our ability to continue as a going concern will be dependent upon our ability to attain future profitable operations and to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. External financing, predominately in the short-term by loans from affiliated parties and in the longer-term through the issuance of equity securities, will be sought to finance development of our products; however, there can be no assurance that sufficient funds will be raised.

  Our objective is to enter into licensing, royalty, joint venture, or manufacturing agreements with established national and international heat transfer industry manufacturers.

  We are authorized under our Certificate of Incorporation to issue common stock, series 'A' preferred stock, series 'B' preferred stock and series 'C' preferred stock (sometimes referred to in our consolidated financial statements and this report as "common shares", "series 'A' preferred shares", "series 'B' preferred shares" and "series 'C' preferred shares", respectively). See note 6.

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

  Basic and Diluted Loss Per Share

  Our basic loss per share is computed in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share", ("SFAS No. 128"), by dividing the net loss for the period by the weighted average number of common and preferred shares outstanding for the period. Our diluted loss per share is computed, also in accordance with SFAS No. 128, by including the potential dilution that could occur if holders of our dilutive securities were to exercise or convert these securities into common shares. Common share equivalents are excluded from the computation if their effect is anti-dilutive. Common share equivalents consist of common shares issuable upon the conversion of convertible loan notes and special warrants (using the if-converted method) and incremental common shares issuable upon the exercise of common share purchase options and warrants (using the treasury stock method).

  Stock-Based Compensation

  In accounting for the grant of common share purchase options to our employees and directors, we have elected to follow Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations. Under APB 25, companies are not required to record any compensation expense relating to the grant of options to employees or directors where the awards are granted upon fixed terms with an exercise price equal to fair value and the only condition of exercise is continued employment. See note 6.

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

  Recent Pronouncements

  In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"), which establishes accounting and reporting standards for derivative instruments and hedging activities. This statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The statement is effective for fiscal years beginning after June 15, 2000, as amended by SFAS No. 137. The adoption of this pronouncement will not have a material effect on our consolidated financial condition or results of operations.

  In March 2000, the FASB issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB 25 ("FIN No. 44"). FIN No. 44 clarifies (1) the definition of employee for purposes of applying APB Opinion No. 5, (2) the criteria for determining whether a plan qualifies as a noncompensatory plan, (3) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (4) the accounting for an exchange of stock compensation awards in a business combination. FIN No. 44 was effective July 1, 2000 but certain conclusions in this interpretation cover specific events that occurred after either December 15, 1998, or January 12, 2000. The adoption of certain of the conclusions of FIN No. 44 covering events occurring during the period after December 15, 1998 or January 12, 2000 did not have a material effect on our consolidated financial condition or results of operations. The adoption of the remaining conclusions did not have a material effect on our consolidated financial condition or results of operations.

  In July 2001, the FASB issued SFAS No. 141, "Business Combinations" ("SFAS No. 141"), and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination, and SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination whether acquired individually or with a group of other assets. These standards require all future business combinations to be accounted for using the purchase method of accounting. Goodwill will no longer be amortized but instead will be subject to impairment tests at least annually. Clean Energy is required to adopt SFAS No. 141 and 142 on a prospective basis as of January 1, 2002, however, certain provisions of these new standards may also apply to any acquisitions concluded subsequent to June 30, 2001. The adoption of these pronouncements will not have a material effect on our consolidated financial condition or results of operations.

  In August 2001, the FASB issued SFAS No. 144, "Accounting For The Impairment Or Disposal Of Long-Lived Assets" ("SFAS No. 144").  SFAS No. 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations.  This statement also broadens the reporting of discontinued operations from a business segment to include

  Advances to An Affiliated Company

As at September 30, 2001 and December 31, 2000, we had advanced $48,275 (Cdn. $76,202) and $50,818 (Cdn. $76,202), respectively, to a company controlled by shareholders of our company in common. These advances are non-interest bearing, are repayable in Canadian dollars and have no specific terms of repayment.

  Property and Equipment

  Summarized below are our capitalized costs for property and equipment as of September 30, 2001 and December 31, 2000:

			September 30, 2001	December 31, 2000
	Cost	Accumulated Depreciation	Net Book Value	Net Book Value
Communications Equipment	$ 6,681	$ 3,638	$ 3,043	$ 3,925
Computer Hardware	23,128	11,552	11,576	14,610
Computer Software	5,176	3,078	2,098	2,353
Display/promotional Equipment	4,832	1,409	3,423	4,027
Furnishings	2,242	950	1,292	1,526
Lab equipment	38,339	13,611	24,728	29,112
Leasehold Improvements	12,429	7,111	5,318	6,262
Office equipment	527	152	375	441
	----------------	------------------	-----------------	------------------
	$ 93,354	$ 41,501	$ 51,853	$ 62,256
	===========	===========	===========	============

  Advances from Related Parties

Summarized below are our advances and borrowing from related parties as of September 30, 2001 and December 31, 2000:

	September 30, 2001	December 31, 2000
Advances from related company	$ 5,944	$ 6,058
Advances from shareholders	250,180	0
Advances from consultant	-	6,669
	-----------------	------------------
	$ 256,124	$ 12,727
	============	============

  The advances of $5,944 (Cdn. $9,383) and $6,058 (Cdn. $9,083) to Clean Energy as of September 30, 2001 and December 31, 2000, respectively, were from a company controlled by shareholders in common. These advances bear interest at the rate of 8.75% per annum, are repayable in Canadian dollars, and have no specific terms of repayment.

  The advances of $250,180 (Cdn. $394,909) as at September 30, 2001 include amounts from shareholders and other related parties. The loans and advances bear interest at Royal Bank Prime rate plus 2% and have varying repayment terms from "on demand" to the sooner of one year and our company raising Cdn.$1 million in equity, development or grant funding, or licensing or royalty income.

  Share Capital and Stock Options

During the nine-month interim period ended September 30, 2001, our board of directors authorized the creation of an additional 500,000 preferred shares upon our filing of an amendment to our certificate of incorporation, bringing the total to 1,500,000 shares.

Series 'A' Preferred Stock

Our series 'A' preferred shares are non-voting and may be converted by the holder at any time into common shares on a one-for-one basis. The affirmative consent of a majority of the series 'A' preferred shares then outstanding is required to liquidate or dissolve our company, to sell our principle assets, to merger or consolidate our company with another, to declare a dividend, to make any changes in our authorized capital stock, or to issue additional preferential preferred shares. Should our common shares be accepted for listing on The New York Stock Exchange or The American Exchange or accepted for quotation on Nasdaq, all series 'A' preferred shares then outstanding will automatically convert into common shares on a one for one basis once our common shares have actively traded on that exchange or market for a two year continuous period. In the event of the voluntary or involuntary liquidation, dissolution or winding up of our company, our series 'A' preferred shareholders will be entitled to an amount equal to $1 per share, but after payment of the liquidation preference for all series 'B' preferred share.

Clean Energy designated and issued 1,000'A' preferred shares upon its incorporation.

Series 'B' Preferred Stock

Our series 'B' preferred shares are entitled to vote and to participate in dividends with our common shares. The affirmative consent of a majority of all series 'B' preferred shares then outstanding is required to make any changes in our authorized capital stock, or to issue additional preferential preferred shares. Our series 'B' preferred shares may be converted by the holder at any time into common shares on a one-for-one basis. Should our common shares be accepted for listing on The New York Stock Exchange or The American Exchange or accepted for quotation on Nasdaq, all outstanding series 'B' preferred shares will automatically convert into common share on a one for one basis. In the event of the voluntary or involuntary liquidation, dissolution or winding up of our company, our series 'B' preferred shareholders will be entitled to an amount equal to $2 per share before any payment will be made or any assets distributed to the holders of series 'A' preferred shares, common shares, or any other junior equity security.

During the period ended December 31, 1999, Clean Energy designated 250,001 preferred shares as series 'B' preferred shares and issued those shares pursuant to a private placement for gross proceeds of $500,002.

Series 'C' Preferred Stock

Our series 'C' preferred shares are entitled to vote and to participate in dividends with common shares.

The affirmative consent of a majority of all outstanding series 'C' preferred shares is required to liquidate or dissolve our company, to sell our principle assets, to merger or consolidate our company with another, to declare a dividend, to make any changes in our authorized capital stock, issue additional preferential preferred shares, declare any dividends or redeem or purchase any series 'C' preferred shares. Our series 'C' preferred shares may be converted by the holder at any time into common shares on a one-for-one basis. Should our common shares be accepted for listing on The New York Stock Exchange or The American Exchange or accepted for quotation on Nasdaq, all outstanding series 'C' preferred shares will automatically convert into common shares on a one for one basis. In the event of our voluntary or involuntary liquidation, dissolution or winding up, our series 'C' preferred shareholders will be entitled to an amount equal to the stated value or issuance cost before any payment will be made or any assets distributed to the holders of our series 'A' preferred shares, series 'B' preferred shares, common shares, or any other junior equity security.

During the period ended December 31, 1999, Clean Energy designated 500,000 preferred shares as series 'C' preferred shares. As at September 30, 2001, there were no series 'C' preferred shares outstanding.

Common Stock

During the nine-month interim period ended September 30, 2001, our board of directors authorized the creation of an additional 10 million common shares, increasing our total authorized common shares to 25 million upon our filing of an amendment to our certificate of incorporation. We did not issue any additional common shares in the current reporting period.

Common Share Purchase Options

In 1999, we granted common share purchase options to our executive officers and key employees entitling them to purchase an aggregate of 320,000 common shares at an exercise price of $2 per share. These options vest equally annually over a five year period, and each annual vesting portion expires five years subsequent to the vesting date.

Also in 1999, we granted common share purchase options to a director of our company entitling him to purchase an aggregate of 60,000 common shares at an exercise price of $2 per share. These options vest equally annually over a three year period, and each annual vesting portion expires five years subsequent to the vesting date. In the current period, an additional 120,000 options were granted to two additional directors, having identical terms and conditions as the previous grant, except that one grant vested one-third immediately upon grant.

In the nine-month interim period ended September 30, 2001, we granted additional common share purchase options to key employees and management as follows:

  To employees entitling them to purchase an aggregate of 101,305 common shares of at an exercise price of $3 per share. These options vest one year after being granted and expire five years subsequent to the vesting date.

  To management entitling them to purchase an aggregate of 24,000 common shares at an exercise price of $2 per share. These options vest equally monthly over a one year period, and each annual vesting portion expires five years subsequent to the vesting date.

At September 30, 2001, 180,000 common share purchase stock options were vested. No common share purchase options have been exercised as at September 30, 2001.

Pursuant to APB 25, we have not recorded any compensation expense relating to the grant of the noted common share purchase options for any period in these consolidated financial statements insofar as the exercise price for all of these options equaled or exceeded the fair value of the underlying common shares on the effective date of grant. See note 2.

Common Share Purchase Warrants

During 1999, we issued 36,000 common share purchase warrants as additional consideration pursuant to a public relations services agreement pursuant to which the holder is given the right to purchase 36,000 common shares at $2 per share. The right to exercise these warrants vests in equal monthly instalments over a twenty-four month period, and each instalment lapses five years after date of vesting. As at September 30, 2001, the right to purchase all 36,000 common shares under the warrant have vested and none have been exercised.

During 2000, we also issued common share purchase warrants as additional consideration pursuant to an investors and media relations services agreement pursuant to which the holder is given the right to purchase 200,000 common shares at prices between $2 to $5 per share. The right to exercise these warrants vests in equal quarterly instalments over a twelve-month period commencing July 27, 2000, and each instalment lapses twelve months after date of vesting. As at September 30, 2001, the right to purchase 50,000 common shares under the warrants have lapsed without exercise, and the right to purchase the remaining 150,000 common shares under the warrants at an exercise price of $2 per share have vested without exercise.

Pursuant to the fair value method of accounting, we recorded compensation expense of $30,601 and $500 for the nine-month periods ended September 30, 2001 and September 30, 2000, respectively, in connection with the grant and vesting of the noted warrants. These amounts were determined using an option pricing model which assumes no dividends are to be paid, a one or two-year vesting period, a weighted average annualized volatility of our share price of 20%, and a weighted average annualized risk free interest rate at 5.25%.

  Related Party Transactions

  Related party transactions and balances not disclosed elsewhere in these financial statements are as follows:

  We had advanced $9,688 (Cdn. $14,527) to our shareholders as at December 31, 2000. These advances were non-interest bearing, are repayable in Canadian dollars and had no specific repayment terms. The advances were repaid in the current three-month period ended September 30, 2001. Further advances of $1,951 (Cdn. $3,080) were made in the current three-month interim period ended September 30, 2001.

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

  Commitments

The licensor of our pulse combustion technology have the right to terminate the license if we do not obtain a listing on The New York Stock Exchange, The American Stock Exchange or Nasdaq by March 5, 2004. That licensor also has the right to reacquire the pulse combustion technology if Clean Energy is declared insolvent or bankrupt. Should the licensor exercise its termination right, we can purchase full title to the pulse combustion technology by paying Cdn. $525,000 within ten business days of the ninety day termination period, plus interest on such amount at the rate of 13% per annum, accruing as of January 1, 1999. On the purchase, Clean Energy will also be entitled to receive the return of 593,750 common shares as well as all series 'A' preferred shares then outstanding. If the licensor is unable to deliver the full number of series 'A' preferred shares, the cash payment will be reduced pro-rata. Should the pulse combustion technology license terminate without our acquisition of full ownership of that technology, then our diesel fuel combustion technology license shall expire concurrently.

We have entered into employment agreements with two of our senior employees providing for total annual payment of $154,000 (Cdn. $236,775). As well, we have entered into management services agreements with two of our senior executives providing for total annual payments of $125,000 (Cdn. $192,000) plus additional common share purchase options as detailed in note 6. Each agreement provides for a one year initial term, renewed automatically for successive one year terms.

We have entered into a public relations services agreement whereby Clean Energy is obligated to pay a monthly fee of Cdn. $6,000 for a period of thirty-six months, commencing April 1999. The agreement can be terminated by either party after one year. During the current period, this agreement was amended to reduce the monthly fee to Cdn. $3,000.

We have entered into an investor relations and communications services agreement whereby Clean Energy is obligated to pay a monthly fee of Cdn. $2,275 for a one-year period, commencing June 2001. The agreement may be cancelled upon sixty days written notice.

Item 2.    Management's Discussion And Analysis Of Financial Condition And Results Of Operations

General

The following discussion of our consolidated financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes to our consolidated financial statements previously presented in this report. The information set forth below in this report is current as of the date of this report, November 13, 2001, unless an earlier or later date is indicated.

All references to "dollars" in this report refer to United States or U.S. dollars unless specific reference is made to Canadian or Cdn. dollars. For information relative to currency conversion, see note 2 to our consolidated financial statements. The rate of exchange of Canadian dollars to United States dollars as of September 30, 2001, was Cdn. $1.5785 to U.S. $1.

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

Results Of Operations

Operating Revenues

We had no revenues for our nine-month and three-month interim fiscal periods ended September 30, 2001 and September 30, 2000, respectively.

Operating Loss

We incurred an operating loss of $614,061 for our nine-month interim period ended September 30, 2001, as compared to $628,352 for the corresponding interim period in fiscal 2000, representing a $14,291 or 2.27% overall decrease. For our three-month interim period ended September 30, 2001, we incurred an operating loss of $182,690, as compared to $226,924 for the corresponding interim period in fiscal 2000, representing a decrease of $44,234 or 19.49%.

The 2.27% decrease in our operating loss for our nine-month interim period ended September 30, 2001 over the corresponding interim period in fiscal 2000 was primarily attributable to the following changes in costs and expenses:

  a $657, or 0.19%, decrease in administration expense from $345,845 to $345,188; and

  a $13,634, or 4.83%, decrease in research and development expense from $282,507 to $268,873.

For our three-month interim period ended September 30, 2001, the 19.49% decrease in our operating loss over the corresponding interim period in fiscal 2000 was primarily attributable to the following changes in costs and expenses:

  an $18,092, or 17.87%, decrease in administration expense from $101,246 to $83,154; and

  a $26,142, or 20.80%, decrease in research and development expense from $125,678 to $99,536.

The decrease in administration expense for our nine-month and three-month interim periods ended September 30, 2001 over the corresponding interim periods in fiscal 2000, respectively, was primarily attributable to across-the-board net increases in costs to support our increased level of business activities, the most significant of which were accounting and legal fees, partially offset by a foreign exchange gain as compared to the corresponding interim period in fiscal 2000.

Research and development expense generally relates to the cost-including allocable salaries-to develop, improve and test our burner systems and related components. The decrease in research and development expense for our nine-month and three-month periods ended September 30, 2001 over the corresponding interim period in fiscal 2000, respectively, was principally attributable to reduced levels in wages and benefits, as well as a decrease in expenditures for materials and equipment associated with additional research and development efforts, compared to the corresponding interim periods in fiscal 2000.

Liquidity And Capital Resources

Sources of Cash

Our cash flow requirements from our inception through September 30, 2001 were principally funded by:

  $975,838 in short-term advances from one of our directors, Mr. R. Dirk Stinson, which advances were subsequently converted in fiscal 2000 into 487,944 common shares at a conversion price of $2 per share pursuant to the terms of our financing agreement with Mr. Stinson;

  $500,002 in gross proceeds from a private placement of series 'B' preferred shares which closed on April 6, 1999, and

  $783,683 in accounts payable, accrued liabilities, and short-term advances by shareholders.

The short-term advances by Mr. Stinson described above were extended pursuant to an unsecured revolving promissory note in the original amount of $50,000 dated August 8, 1999. This note required Clean Energy to repay the $50,000, plus any additional amounts Mr. Stinson agrees to advance to Clean Energy, plus interest accrued on these amounts at the rate of prime plus 2% per annum, by August 10, 2000, or any earlier time we raise Cdn. $750,000 in equity, debt or joint-venture financing or product revenues. On or about August 10, 2000, Mr. Stinson agreed to amend the terms of the note to provide for the repayment of any outstanding balances to thirty days of demand. Mr. Stinson is afforded the right under the note to convert any portion of the outstanding indebtedness under the note into common shares at any time at the conversion rate of one common share per $2 of indebtedness.

In September, 2001, similar promissory notes were signed by the company in favor of two employees and two consultants, related to unpaid wages and/or fees totalling Cdn. $153,000. These notes require Clean Energy to repay the $153,000, plus any additional future unpaid wages and/or fees, plus interest accrued on these amounts at the rate of prime plus 2% per annum, by September 30, 2002, or any earlier time we raise Cdn. $1,000,000 in equity, debt or joint-venture financing or product revenues. The note holders are afforded the right under the note to convert any portion of the outstanding indebtedness under the note into common shares at any time at a conversion rate determined at the time of conversion based on a 20% discount to market trading price, or US$2.00 per share if Clean Energy's shares are not trading at the time of conversion.

Current Cash Position and Historical Changes In Cash Position

Our cash and cash equivalents position as of September 30, 2001 was $2,748, as compared to $2,122 as of December 31, 2000. Our cash and cash equivalents position as of September 30, 2000 was a deficit of $24,489, as compared to $26,414 as of December 31, 1999.

The $626 increase in our cash position for our nine-month interim period ended September 30, 2001 as compared to December 31, 2000 was attributable to $250,870 in cash used in operating activities, offset by $5,556 realized from investing activities and $245,940 realized from financing activities. The $1,925 decrease in our cash position for our nine-month interim period ended September 30, 2000 as compared to December 31, 1999 was attributable to $620,143 used in operating activities and $34,475 used in investing activities, partially offset by $652,693 realized from financing activities.

Our operating activities required cash in the amount of $250,870 for our nine-month interim period ended September 30, 2001, as compared to cash requirements of $620,143 for the corresponding interim period in fiscal 2000. The $250,870 of cash used in operating activities for our nine-month interim period ended September 30, 2001 reflected our net loss of $614,061 for that period, as decreased for non-cash deductions and a net increase in non-cash working capital balances. The $620,143 of cash used in operating activities for our nine-month interim period ended September 30, 2000 reflected our net loss of $628,261 for that period, as decreased for non-cash deductions and a net increase in non-cash working capital balances.

We realized cash in the amount of $5,556 from investing activities for our nine-month interim period ended September 30, 2001, as compared to $34,475 of cash used for investing activities for the corresponding interim period in fiscal 2000. There were purchases of property or equipment of $805 and additions to patents of $6,977 for our nine-month interim period ended September 30, 2001, compared to investment in patents of $10,078 and acquisitions of property and equipment of $33,678 for the corresponding interim period in fiscal 2000.

We raised $245,940 in cash from financing activities for our nine-month interim period ended September 30, 2001, as compared to $652,693 in cash raised from financing activities for the corresponding interim period in fiscal 2000. The $245,940 in cash raised through financing activities for our nine-month interim period ended September 30, 2001, was principally comprised of $243,397 in funds advanced by shareholders and related parties. The $652,693 in cash raised through financing activities for our nine-month interim period ended September 30, 2000, was principally comprised of $649,973 in funds advanced by a shareholder and subsequently converted to share capital.

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

Our operating expenses are currently being funded primarily through advances made by Mr. Stinson under the terms of the promissory note previously described. Mr. Stinson has indicated that he would be willing to continue to make advances on these terms for the indefinite future, should his personal financial situation permit it. We cannot give you any assurance that Mr. Stinson will remain in a position to fund our operations notwithstanding his desire to do so. We have made no binding arrangements or received binding commitments to obtain additional working capital as of the date of this report other than the advances described above which Mr. Stinson may make. Our intent is to raise additional working capital in one or more increments through contract advances, public or private sales of debt or equity securities, debt financing or short-term loans, or a combination of the foregoing. In view of our limited operating history and lack of revenues and profits to date, we cannot give you any assurance that we will be able to secure the additional capital we require at all, or on terms which will not be objectionable to our company or our shareholders, including substantial dilution or the sale or licensing of our technologies. Our failure or inability under these circumstances to obtain additional capital on acceptable terms or at all would have a material adverse effect on our company and our business, which would result in our being forced to materially scale back or even suspend our operations, or even force us to seek a merger with or to sell our business to a third party. In view of these considerations, note 1 of our financial statements states that if we do not raise sufficient capital there is substantial doubt as to our ability to continue as a going concern.

Other Matters

Foreign Exchange Fluctuations

We recorded a $12,732 foreign currency translation gain for our nine-month interim period ended September 30, 2001 as an administration expense recovery item on our statements of operations and deficiency in assets in consolidating our books for financial reporting purposes as a result of the fluctuation in United States-Canadian currency exchange rates during that period. We anticipate that our exposure to significant foreign currency gains or losses on our accounting records will increase as we invest a greater portion of our United States-dollar denominated cash reserves into our Canadian operations and properties through intercompany advancements. We cannot give you any assurance that our future operating results will not be similarly adversely affected by currency exchange rate fluctuations. See that section of this report captioned "Quantitative and Qualitative Disclosure About Market Risk" for a description of other aspects of our company that may be potentially affected by foreign exchange fluctuations.

Effect Of Inflation

We do not believe that our operating results were adversely affected during the first nine months of fiscal 2001 by inflation.

Uncertainties And Other Risk Factors That May Affect Our Future Results And Financial Condition

Our future consolidated financial condition and results of operations may be affected by the uncertainties and other risk factors enumerated below as well as those presented elsewhere in this report and in other reports we periodically file with the Securities and Exchange Commission, including our annual report (amendment no. 1) on form 10-K for the fiscal year ended December 31, 2000, and should be considered in context with the various disclosures concerning our company presented elsewhere herein and therein.

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

We do not anticipate that we will generate revenues for at least four to nine months at the earliest, assuming that one or more of our pending projects lead to a commercial contract. We have, as a result of our lack of revenues, incurred operating losses in the amount of $2,161,291 from our inception through September 30, 2001, and we anticipate that we will continue to incur substantial operating losses for the foreseeable future, despite any revenues we may receive in the short-term from any of our pending projects, due to the significant costs associated with the development and marketing of our burner technologies. We cannot give you any assurance that we will generate revenues or profits in the near future or at all.

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

Our operating expenses are currently being primarily funded for the indefinite future through advances made by one of our directors and principal shareholders, Mr. R. Dirk Stinson. We cannot give you any assurance that Mr. Stinson will remain in a position to fund our operations notwithstanding his desire to do so.

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

  The loss of our technology licenses as a consequence of our failure to list our common shares on a national market would likely force us to suspend our operations, liquidate our assets, and wind-up and dissolve our company

The licensors of our pulse combustion and diesel fuel combustion technologies reserved several termination rights as a condition for their licensing these technologies to our company. The loss of either of our technology licenses would likely force us to suspend our operations, liquidate our assets, and wind-up and dissolve our company. Specifically:

    818879 Alberta, Ltd., the licensor of our pulse combustion technology, reserves the right to terminate the pulse combustion technology license if our common shares do not actively trade on a "national market", which we define under the license agreement as The New York Stock Exchange, The American Stock Exchange or The Nasdaq Stock Market, on or after March 5, 2004. Should 818879 Alberta, Ltd., exercise this termination right, we reserve the right to over-ride 818879 Alberta, Ltd.'s exercise by purchasing the pulse combustion technology outright for a formula-based cash payment.

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

  Our current principal shareholders will continue to control our company, and will accordingly retain the power to substantially influence corporate actions that conflict with the interests of public shareholders

Our present executive officers and directors hold, as a group, majority of our common shares outstanding as of the date of this report, and will, and as consequence, retain the power to substantially influence corporate actions that conflict with the interests of public shareholders, including:

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

An investment in our common shares will entail you entrusting these and similar decisions to our present management subject, of course, to their fiduciary duties and the business judgment rule.

Matters Relating To Our Common Stock

  There is no public trading market for our common shares, and no public trading market may ever develop

There is no public market for our common shares or our other securities, and we cannot give you any assurance that any active or liquid public market for our common shares or other securities will develop or be sustained at any time in the future. While a United States-based broker-dealer has filed an application with the NASD to sponsor the trading of our common shares on the NASD OTC Bulletin Board pending the approval by Canadian securities regulator of some of the distributions of our common shares contemplated by our registration statement on form SB-2 declared effective on May 10, 2000, no assurance can be given that those approvals will be given or that the broker-dealer's application with the NASD to trade our common shares on the NASD OTC Bulletin Board will ultimately be given, or that our common shares will ever qualify for quotation or listing on any other over-the-counter market or on any exchange.

  In the absence of a public market for our common shares, your ability to sell our common shares will limited to privately negotiated transactions, and you will face difficulties in finding purchasers for your shares

In the absence of a public market for our common shares, you will not be able to sell any common shares you hold through normal brokerage channels, and your ability to sell these shares will be limited to privately negotiated transactions. You will likely face difficulties in finding a purchaser for your shares, particularly in view of our limited operating history, our absence of revenues, profits and dividends, our need for additional capital, your position as a minority shareholder, and the other risk factors discussed in this report relating to an investment in our common shares. Lenders will also not readily accept your shares as collateral for these same reasons. Also, our company and our officers, directors, shareholders and agents are under no obligation to purchase these shares from you. As a consequence of these factors, you may not be able to sell or liquidate these shares should you need to do so due to a financial emergency or other exigent circumstances, including your death or disability. Moreover, if you do find a purchaser for your shares, the price you receive may be less than the price you believe to be warranted. Consequently, you should consider any common shares you may hold only as an illiquid long-term investment.

  Even if a public market for our common shares were to develop, your ability to sell shares on that market will be circumscribed by a number of regulatory and contractual restrictions

Even if a public market for our common shares is eventually developed, your ability to sell our common shares on that public market will be circumscribed by the following regulatory and contractual considerations:

    the disclosure and investor suitability rules promulgated under the Penny Stock Reform Act of 1990 and limitations mandated by Rule 15c-2-6 promulgated by the Securities and Exchange Commission;

    the necessity of complying with any state "Blue Sky" or Canadian provincial securities laws which may be applicable;

    contractual volume restrictions on sale imposed on some of the holders of blocks of more than 3,000 common shares upon whom we have imposed lock-up restrictions as a condition to our cooperation in establishing a public market for our common shares on the OTC Electronic Bulletin Board; and

    the amount of shares which you may freely trade under Rule 144 if applicable.

Should a public market for our common shares develop, no prediction can be made as to the effect, if any, that the sale of shares or the availability of shares for sale will have on the market price prevailing from time to time. Moreover, sales of substantial amounts of our common shares on the public market, or the perception that substantial sales could occur, could adversely affect the prevailing market prices for our common shares and also, to the extent the prevailing market price for our common shares is reduced, adversely impact our ability to raise additional capital in the equity markets.

  Even if a public market for our common shares were to develop, our stock price would likely be volatile due to market considerations beyond our control

The securities markets have from time to time experienced significant price and volume fluctuations that can be unrelated to the operating performance or financial condition of any particular company. This is especially true with respect to emerging companies such as ours. Examples of external factors, which can generally be described as factors that are unrelated to the operating performance or financial condition of any particular company, include changes in interest rates and worldwide economic and market conditions, as well as changes in industry conditions, such as changes in the cost of components and energy, regulatory and environment rules, announcements of technology innovations or new products by other companies, and quarterly fluctuation in our or in our competitors' operating results. Examples of internal factors, which can generally be described as factors that are directly related to our consolidated financial condition or results of operations, would include release of reports by securities analysts and announcements we may make from time-to-time relative to our ability to enter into contracts or other arrangement, our operating performance, advances in our technology or other business developments specific to our company. Any of these external or internal factors could have a significant impact on our stock price were a public market develop for our common shares. Moreover, because we are a development stage enterprise with a limited operating history and no revenues or profits, the market price for our common shares would be more volatile than that of a seasoned issuer, and may changes in the market price may have no connection with our operating results or prospects. No predictions or projections can be made as to what the prevailing market price for our common shares will be at any time.

  If a public market for our common shares were to develop, you could be subject to the penny stock rules if our stock price were less than $5

  If a public market for our common shares were to develop, it would become subject, unless it was listed on a national stock exchange or quoted on the Nasdaq Market, to a number of regulations known as the "penny stock rules". When the market price for shares is less than $5 per share, the broker-dealer facilitating the sale is required under the penny stock rules to deliver a standardized risk disclosure document prepared by the Securities and Exchange Commission, to provide the customer with additional information including current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, monthly account statements showing the market value of each penny stock held in the customer's account, and to make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. To the extent these requirements may be applicable they will reduce the level of trading activity in the secondary market for our common shares and may severely and adversely affect the ability of broker-dealers to sell our common shares.

    You should not expect to receive a liquidation distribution

  If our liquidation were attributable to our inability to profitably operate our business, then it is likely that we would have material liabilities at the time of liquidation or dissolution. We cannot give you any assurance that sufficient assets will remain available after the payment of our creditors and preferred shareholders to enable you to receive any liquidation distribution with respect to the shares sold or distributed to you under this report.

    Our right to issue additional capital stock at any time could have an adverse effect on your proportionate ownership and voting rights

  Our Certificate of Incorporation currently authorizes us to issue 15,000,000 common shares, and 1,000,000 preferred shares, including 248,999 shares of serial or "blank check" preferred shares that will contain rights, preferences and privileges to be prospectively fixed by our board of directors at the time of issuance-without shareholder consent or approval-based upon any factors our board of directors may deem relevant at that time. Our board of directors and shareholders have also approved an increase in our authorized capital to 25,000,000 common shares and 1,500,000 preferred shares. Your proportionate ownership and voting rights as a common shareholder could be adversely effected by the issuance of additional common, series 'C' convertible or "blank check" preferred shares, depending on their rights, preferences and privileges, including a substantial dilution in your net tangible book value per share. We cannot give you any assurance that we will not issue shares of capital stock under circumstances we may deem appropriate at the time.

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

  Our board of directors also has the authority to fix the rights and preferences of and issue shares of our "blank check" preferred shares without the approval of our common shareholders and, in some cases, our series 'B' and series 'C' preferred shareholders. Any "blank check" preferred shares we issue could also be utilized as a method for raising additional capital or discouraging, delaying or preventing a change in control of our company. We cannot give you any assurance that we will not issue "blank check" preferred shares under circumstances we may deem appropriate at the time.

  Special Note Relating To Forward-Looking Statements

  In this report we have made a number of statements, which we refer to as "forward-looking statements", which generally relate to our present expectations or predictions as to the possible occurrence of future events or the existence of trends and factors that may impact our future plans and operating results. These forward-looking statements are based upon assumptions and analyses made by us in the context of our current business plan and information currently available to us and in light of our experience and perceptions of historical trends, current conditions and expected future developments and other factors we believe to be appropriate in the circumstances. You can generally identify any forward-looking statements contained in this report through words and phrases such as "seek", "anticipate", "believe", "estimate", "expect", "intend", "plan", "budget", "project", "will be", "will continue", "will likely result", and similar expressions. Forward-looking statements that may be contained in this report would, for example, include our ability to complete pending proposals and enter into binding contracts based upon those proposals and various other statements generally contained in that section of this report captioned "Management's Discussion And Analysis Of Financial Condition And Results Of Operations-Capital Requirements". You should also read this report in conjunction with the forward looking statements and other information contained in our other reports we periodically file with the Securities and Exchange Commission, including our annual report (amendment no. 1) on form 10-K for our fiscal year ended December 31, 2000.

  Whenever you read any forward looking statement contained in this report you should remain mindful that actual results or developments may not conform to the anticipated or predicted result or development as expressed in or implied by the forward-looking statement for a number of reasons or factors including, by way of example and not limitation, changes in circumstances and events (including changes in our business plan and corporate strategies) and the effect on our business or those expectations or predictions or of various risks and uncertainties described in this uncertainties and risk factors section or elsewhere in this report. Moreover, you must read each forward-looking statement in context with, and an understanding of, the various other disclosures concerning our company and our business made elsewhere in this report. Additionally, the various risks and uncertainties described in this uncertainties and risk factors section or elsewhere in this report are not exhaustive, and new risks and uncertainties may emerge from time to time. It is not possible for us to predict all uncertainties and risk factors, nor can we assess the impact of all uncertainties and risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from, those contained in any forward-looking statement. Consequently, all forward-looking statements made in this report are fully qualified by this special note, and we can give you no assurance that the results or developments anticipated or predicted by us will be realized, or even if realized, that they will have the expected consequences to, or effects on, us. Given these factors, you should not place undue reliance on any forward-looking statement as a prediction of actual results or developments.

  We are not obligated to update or revise any forward-looking statement contained in this report to reflect new events or circumstances unless and to the extent required by applicable law. You are also cautioned that we intend for all forward-looking statements contained in this report to be construed as "forward-looking statements" within the meaning Section 21E of the United States Securities Exchange Act of 1934 and, to the extent it may be applicable by way of the incorporation of statements contained in this report by reference or otherwise, Section 27A of the United States Securities Act of 1933, each of which establishes a safe-harbor from private actions for forward-looking statements as defined in those statutes.

  Item 3.    Quantitative And Qualitative Disclosures About Market Risk

  Currency Fluctuations

  One market risk that affects our company relates to foreign currency fluctuations between United States and Canadian dollars. To the extent we maintain our accounts in Canadian funds or enter into transactions denominated in Canadian currency, our consolidated financial condition and results of operations could be adversely affected by United States-Canadian currency fluctuations. We have not previously engaged in activities to mitigate the effects of foreign currency fluctuations due to the absence of Canadian revenues to date, and we anticipate that the exchange rate between the United States and Canadian dollar will remain fairly stable.

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

  Part II       OTHER INFORMATION

  Item 1.    Legal Proceedings

  As of the date of this report, there are:

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

  Not Applicable

  Item 3.    Defaults Upon Senior Securities

  Not Applicable

  Item 4.    Submission Of Matters To A Vote Of Security Holders

  Our annual meeting of shareholders was held on September 28, 2001. At that meeting our common and series 'B' preferred shareholders voted as a class, by a unanimous vote of the 8,678,955 shares voting in person or by proxy, for the re-elected Messrs. John D. Chato, John P. Thuot, Barry A. Sheahan, R. Dirk Stinson, L Clive Boulton and William D. Jackson as our non-series 'A' directors, with their term of office to extend until the next annual meeting of shareholders and until their successors are duly elected and qualified.

  Our common and series 'B' shareholders as a class also ratified the appointment of Deloitte & Touche LLP to serve as our independent auditors for our pending fiscal year which will end December 31, 2001 by a unanimous vote of the 8,678,955 shares voting in person or by proxy.

  There were no broker non-votes with respect to any matter presented for vote at our annual meeting.

  Item 5.    Other Information

  Not Applicable

  Item 6.    Exhibits

  Exhibits

  None

  Reports on Form 8-K

  None

  Signatures

  Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this quarterly report on form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

  Dated at Burnaby, British Columbia, this 14th day of November, 2001.
Clean Energy Combustion Systems, Inc.

By: /s/ John P. Thuot
John P. Thuot President (principal executive officer)

By: /s/ Barry A. Sheahan
Barry A. Sheahan, C.A. Chief Financial Officer (principal accounting officer)