Form 10-K
period 2001-12-31
CLEAN ENERGY COMBUSTION SYSTEMS INC
filed 2002-04-01
CIK 1096013

Securities And Exchange Commission
Washington, D.C. 20549
_________________

FORM 10-K
_________________
[_X_]	Annual
For the fiscal year ended December 31, 2001
[___]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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

Yes  [_X_]   No [___]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this Chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 25, 2002 was indeterminable, given that no public market for the registrant's common stock existed before or as of that date.

The number of shares outstanding of the registrant's common stock as of March 25, 2002: 10,206,694 shares

Documents Incorporated By Reference

Information required by Part III (Items 10, 11, 12 and 13) is incorporated into this annual report by reference to the registrant's definitive proxy statement to be disseminated in advance of its annual meeting of shareholders to be held later in fiscal 2002.

Table Of Contents
BUSINESS	1
Overview	1
Our Corporate History	3
How Conventional Pulse Combustion Technology Works	4
How Our Pulse Combustion Technology Works	5
Competing Pulse Combustion Products	7
Competitive Advantages Of Our Pulse Combustion Technology	8
Competitive Disadvantages Of Our Pulse Combustion Technology	14
Markets For Burner Units	15
Marketing Strategy	16
Pending Proposals For Our Technology Under Active Development	16
Technology Proposals Requiring Longer-Term Development	18
Manufacturing Capacity And Suppliers	20
Subsidiaries	20
Research and Development	20
License Agreements Governing Our Technologies	21
Patents And Proprietary Rights	23
Employees	24
Governmental Regulation	24
PROPERTIES	25
LEGAL PROCEEDINGS	26
SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS	26
MARKET PRICE OF AND DIVIDENDS ON OUR COMMON SHARES AND RELATED SHAREHOLDER MATTERS	26
Market Information	26
Dividend Policy	26
SELECTED CONSOLIDATED FINANCIAL INFORMATION	26
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	27
Overview	27
Results Of Consolidated Operations	28
Liquidity And Capital Resources	29
Plan Of Operation And Prospective Capital Requirements	30
Other Matters	31
QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK	32
Currency Fluctuations	32
Interest Rate Fluctuations	32
UNCERTAINTIES AND RISK FACTORS THAT MAY AFFECT OUR FUTURE RESULTS AND FINANCIAL CONDITION	32
Uncertainties And Risks Generally Relating To Our Company And Our Business	33
Risks Relating To Our Securities	40
Special Note Regarding Forward Looking Statements	43
CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	44
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	44
DIRECTORS AND EXECUTIVE OFFICERS	44
EXECUTIVE COMPENSATION	45
OWNERSHIP OF OUR SECURITIES BY BENEFICIAL OWNERS AND MANAGEMENT	45
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	45
EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K	45
SIGNATURES	48

-i-

With the exception of information relating to our corporate name change, the information set forth in the section of this annual report captioned "Business" is current as of March 25, 2002, unless an earlier or later date is indicated in that section. The information set forth in the sections of this annual report other than "Business" is current as of December 31, 2001, unless an earlier or later date is indicated in those sections.

We conduct our transactions in the currency of both the United States and Canada, although we consider the United States dollar to be our functional and reporting currency. All references to "dollars" in this annual report refer to United States or U.S. dollars unless specific reference is made to Canadian or CDN dollars. The rate of exchange of Canadian dollars to United States dollars as of December 31, 2001, was CDN $1.5928 to U.S. $1. For information relative to rates of exchange and currency conversion, see that section contained in explanatory note no. 2 to our consolidated financial statements captioned "Foreign Currency Translation".

Business

Overview

Clean Energy Combustion Systems, Inc. ("we", "our company" or "Clean Energy") is a recently-organized development stage enterprise formed and organized on March 1, 1999 to market "burner units" based upon two innovative burner designs we acquired under license: our patented high-frequency valveless "pulse combustion technology" and our "diesel fuel combustion technology". These designs were originally invented by one of our founders, Mr. John D. Chato. Our principal focus to date has been to develop applications for our pulse combustion technology, which we believe has a wide variety of applications and competitive advantages. We have made significant progress in developing this technology, and a number of applications are now in a position to be introduced to the market having completed their primary development stage. We are not currently focusing on the development of our licensed diesel fuel combustion technology insofar as a number of similar patents exist, which limits its commercial potential.

We currently have one wholly-owned subsidiary, Clean Energy USA Inc. ("Clean Energy USA"), which will be licensed to carry out commercialization activities in North America. Our principal executive offices and research and development facilities are located at 7087 MacPherson Avenue, Burnaby, British Columbia, Canada, V5J 4N4, and our telephone number is (604) 435-9339.

A burner unit is a furnace or other combustion chamber which uses the combustion process to convert the chemical energy contained in various fuel sources, such as natural gas, propane, gasoline, diesel fuel, oil, or coal, into heat energy measured in "British Thermal Units" or "BTUs". The use of a burner unit to create heat energy is typically the first of a number of steps in which the heat energy is generated for use in a multiplicity of residential, commercial or industrial settings, ranging from simple one-step residential and light commercial applications where the heat energy is used merely to heat air or water, such as the case of space or water heaters, to complicated industrial multi-step applications where the heat energy is subsequently converted into one or more other forms of energy. An illustration of a multi-step industrial application would be electricity generation, where a public utility company first burns oil, natural gas or coal to create heat energy, then uses this form of energy to heat water in a boiler system to create steam energy, then uses this form of energy to run a turbine to create mechanical energy, and ultimately uses this form of energy to create a magnetic field to generate electrical energy. Since the heat generated by the combustion of carbon-based fuels in the burner units is generally "transferred" for other purposes as the end result of the first step in a process, the industry in which we compete, namely, manufacturers and sellers of products incorporating burner units, is commonly referred to as the "heat transfer" industry.

Our "pulse combustion technology", is a high-frequency valveless pulse burner technology which can operate on a variety of fossil fuels, including natural gas, propane, powdered coal, and hydrogen. This design facilitates the manufacture of highly-compact burner units that are more energy-efficient, and emit significantly lower levels of pollutants, than conventional steady-state combustion designs. We believe that the reason for these results can be explained as follows:

  In conventional steady-state combustion, a number of chemical reactions proceed together, principally those that convert chemical energy into heat energy and result in the release of heat, and those that produce unwanted byproducts such as oxides of nitrogen (NOx). It is not possible to have one without the other. These differing chemical reactions do not, however, start up and proceed at the same rate. Chemical reactions that release heat in the combustion process, for example, generally occur earlier and finish more quickly than those that create unwanted by-products.

  In pulse combustion, the combustion process occurs in a steady series of pressurized pulses that create an extremely hot, turbulent and explosive combustion environment within each short pulse. These kinetic conditions accelerate the rate at which chemical energy is converted into heat energy, and convert a higher proportion of the chemical energy into heat energy. The extreme turbulence also maximizes heat transfer capabilities. The resulting energy efficiencies translate into cost savings. At the same time, if the pulses occur at a fast enough rate, the chemical byproducts created through the combustion process are reduced due to the accelerated completion of the heat conversion process as well as the more complete conversion of chemical energy into heat energy, thereby leading to reduced exhaust emissions. The NOx emission levels for our current water heater prototype, for example, tests at less than 10 parts per million, which is less than one-tenth of conventional steady-state combustors. We believe based upon early testing that our pulse combustion technology will lead to similar reductions with respect to other unwanted byproducts of the combustion process, such as hydrocarbons (HC) and carbon monoxide (CO), and we intend to conduct characterization tests to confirm these early observations.

Currently, there are a limited number of pulse combustion products on the market, all of which principally target premium-priced high-efficiency water heater and boiler applications. These designs utilize a "tubular" configuration, and operate in the range of 60 to 70 cycles per second depending upon the configuration and application. Our pulse combustion design, on the other hand, utilizes an elongated or "linear" configuration, which operates at up to 350 to 1,600 cycles per second depending upon the configuration and application, or 6 to 22 times the rate of conventional tubular pulse combustion, leading to increased energy efficiencies and reduced emission levels. For a description and illustration of our "linear" design as compared to conventional "tubular" configured pulse combustion designs, see those sections of this annual report captioned "Business-How Conventional Pulse Combustion Technology Works" and "Business-How Our Pulse Combustion Technology Works". Due to the compactness, simplicity of design and lack of moving parts inherent in our technology, our design also allows burner units to be more inexpensively, easily and quickly manufactured, installed and serviced than conventional steady-state and tubular pulse combustion designs.

We are currently working on production proto-types for the following applications of this technology:

  a large natural gas-fueled industrial dryer for tissue paper;

  residential, commercial and industrial natural gas-fueled water heaters and boilers;

  a diesel-based burner to be used for heavy-duty special-purpose vehicles heaters;

  industrial and commercial burners which use coal as their energy source; and

  natural gas-fueled burners units for a pollution control system.

Most of the testing of our pulse combustion technology to date, as well as under our pending proposals, are fueled by either natural gas or powdered coal, although our pulse combustion technology has the capability to use any carbon-based fuel as its energy source. Natural gas is a logical fuel choice, particularly in North America, due to its abundant supply and clean-burning characteristics. The primary barrier to the greater use of natural gas has been transportation, as pipelines are generally required to convey natural gas from source to location of intended use. Coal is also a logical fuel choice world-wide (including North America) due to its abundant supply, although there are still outstanding environmental issues relating to the burning of coal and the cost of scrubbing and other emission-control technologies required to reduce resultant pollutants, particularly sulfur dioxide (SO2) or "acid rain".

We believe the demand for cleaning burning fuels will continue as clean air legislation and public environmental pressures increase, particularly in the industrial countries. Even though our current focus is on natural gas and coal burning applications, our pulse combustion technology can also use other carbon-based fuels as its energy source. We have, for example, successfully burned gasoline, propane, and a powdered coal and hydrogen mix, and also believe our technology will be equally successful in burning diesel and oil.

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

One of the tools being developed by governments world-wide to combat climate change is the concept of emission credits or allowances, based on pollution reductions. The development of a commodity trading system, based on lowering emission levels creates an economic value associated with pollution control.

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

We have no revenues to date, nor have we entered into any revenue producing contracts to date, although we are currently working on a number of proto-types under several proposal requests which could lead to development grants by manufacturers over the next four to six months, and contract revenues after twelve months.

We are authorized under our Certificate of Incorporation to issue common stock and preferred stock, with respect to the latter of which we have to date authorized the issuance of series 'A' convertible preferred stock, series 'B' convertible preferred stock and series 'C' convertible preferred stock (sometimes referred to in this annual report as "common shares", "preferred shares", "series 'A' preferred shares", "series 'B' preferred shares" and "series 'C' preferred shares", respectively).

Our Corporate History

Our company was formed and organized on March 1, 1999 under the name Clean Energy Technologies, Inc., by two groups of founders, whom we refer to as the "BO Group" and the "Alberta Group". We changed our corporate name to Clean Energy Combustion Systems, Inc. on May 20, 1999.

The "BO Group" is principally comprised of BO Tech Burner Systems Ltd. and several of their principals including Messrs. John D. Chato, John P. Thuot and Barry A. Sheahan and James V. DeFina. BO Tech Burner Systems Ltd., in turn, is part of a group of three affiliated British Columbia corporations, whom we refer to as the "BO Companies", who expended over CDN $4 million in primary development for our pulse combustion technology over the ten year period ended December 31, 1998. The other two member of the BO Companies are BO Gas Limited, a majority-owned subsidiary of BO Tech Burner Systems Ltd., and BO Development Enterprises Ltd., the majority-owned parent of BO Tech Burner Systems Ltd.

Mr. John D. Chato is the inventor of both our pulse combustion and diesel fuel combustion technologies, as well as the owner and licensor of our diesel fuel combustion technology. Messrs. Chato, Thuot and Sheahan are also officers and directors of each of the BO Companies, as well as direct or indirect shareholders of each of these companies through BO Development Enterprises Ltd. Mr. DeFina is a key employee of the BO Companies, as well as a direct or indirect shareholder of each of these companies.

Messrs. Chato, Thuot and Sheahan were appointed as executive officers and directors, and Mr. DeFina as one of our executive officers, as part of our formation. In connection with our formation, we issued 6,525,713 common shares to BO Tech Burner Systems Ltd., and a total of 1,074,287 common shares principally to Messrs. Chato, Thuot, Sheahan and DeFina, at nominal values. BO Tech Burner Systems Ltd. subsequently distributed 2,599,084 common shares held by it to BO Development Enterprises Ltd. in January 2000, while at the same time transferring an additional 753,724 common shares to BO Gas Limited. In January 2002, the balance of the common shares held by the various BO companies were distributed in principal part to the shareholders of those companies.

The Alberta Group is comprised of 818879 Alberta, Ltd. ("818879 Alberta"), an Alberta corporation which, since the inception of Clean Energy, owned and licensed our pulse combustion technology to us, and Ravenscraig Properties Limited ("Ravenscraig Properties"), an affiliate of 818879 Alberta. Both 818879 Alberta and Ravenscraig are owned and controlled by Mr. R. Dirk Stinson, who became one of our directors in January 2000. Neither of these companies or Mr. Stinson are related to any of the members of the BO Group or their respective principals. In connection with our formation, we issued 2,043,750 common shares to Ravenscraig and 1,000 series 'A' preferred shares to 818879 Alberta, at nominal values In June 2001, 818879 Alberta transferred both its series 'A' preferred shares and its ownership of the pulse combustion technology to Ravenscraig.

How Conventional Pulse Combustion Technology Works

Conventional pulse combustion burner technology is a burner unit design comprised of two geometrically-configured adjoining channels and chambers-a combustion chamber and an exhaust channel or "tailpipe". As shown in the illustration below, most conventional pulse combustion burner units use a "tubular" configuration, similar to a bottle with an elongated neck. In operation, fuel and air are first injected from an intake channel into the combustion chamber (at the base of the bottle) where they are ignited with an ignition rod and commence burning (in the bottom portion of the bottle). The heat created by the combustion process then generates a pressure wave which travels from the combustion chamber through the tailpipe (the elongated neck of the bottle), carrying with it various gases or "effluents" resulting from the combustion process. As the effluent gases exit the tailpipe and the exterior of the combustion chamber cools, a partial vacuum is created within the combustion chamber which, in turn, pulls a new supply of air and fuel into the combustion chamber from the intake channel. This new fuel-air mixture is then compressed by effluent returning or "pulsing back" from the tailpipe, and ignites on its own without the need of the ignition rod as a result of this pressure increase and the remaining heat within the combustion chamber, causing the entire process to repeat. Most conventional pulse combustion technology, for example, operates at anywhere from 60 to 70 cycles per second depending upon the configuration and application. It is this oscillating or "pulsating" condition-hence, "pulse" combustion-which differentiates pulse combustion from conventional steady-state combustion, where combustion is provided through the steady or continuous burning of a flame, such as in the case of a kettle of water being heated on a gas stove.

How Our Pulse Combustion Technology Works

The principal drawbacks of conventional pulse combustion technology has been noise and vibration and an inability to efficiently generate large quantities of BTUs through the combustion process. As discussed in greater detail below, the noise and vibration result from the operation of the conventional pulse combustion burner at relatively low frequencies of 60 to 70 cycles per second. The conventional pulse combustion burner's inability to efficiently generate large quantities of BTUs can be attributed to its geometries. Specifically, as the dimensions of the "bottle" are expanded or elongated in order to increase BTU production capacity, the heat output and heat transfer efficiency of the unit decreases, while emissions and noise and vibration levels increase. As illustrated below, our company's solution to these problems was to maintain the most efficient shape of the "bottle" in terms of its "cross-section", while extending the "depth" of the bottle in a linear or straight-line direction:

[Illustration Comparing "Conventional" Pulse Combustion Configuration
to Clean Energy's "Linear" Pulse Combustion Configuration]

Our design eliminates the noise and vibration levels associated with conventional pulse combustion since the design of our unit allows it to operate at anywhere from 350 to 1,600 cycles per second depending upon the configuration and application. Moreover, the depth implicit in our design allows us to significantly increase the unit's overall heat output, without loss of efficiencies and increase of emissions.

We use two different pulse combustion designs depending upon the application required-our initial "linear" configuration and a more recently developed "cylindrical" variant. Set forth below is a diagram of a water or space heating system containing three combustion chambers based upon our linear configuration:

[Illustration of Clean Water Heater or Space Heating System
Based On Clean Energy's "Linear" Pulse Combustion Configuration]

Note the elongated or "linear" shape of each burner chamber as indicated in the above diagram, both height- and width-wise as they progress from the wider combustion chamber into the narrower tailpipe, as well as depth-wise. The basic dimensions of each burner chamber, in terms of relative height, width and depth, resembles the shape of a "blade". For this reason our company sometimes refers to our pulse combustion technology as "pulse 'blade' combustion" or "PBC" technology, principally to differentiate our linear blade configuration from the "tubular" pulse combustion configuration conventionally used today.

It is important to note that so long as we maintain the basic geometries of our "blade" design, whether in the linear or cylindrical configuration, we can obtain additional heat output where required, by making one or both of the following simple alterations to the basic design depending upon space and use considerations, which we refer to as "scaling-up" the configuration:

  extending either (1) the depth of the system (i.e., the length of the existing pulse combustion burner chambers and intervening water or air chambers), while maintaining the width and height of the burner chambers, or (2) the width or height of the burner chambers, while maintaining basic blade design geometries; or

  adding or "stacking" one or more additional pulse combustion burner chambers and intervening water or air chambers on a side-by-side basis, as illustrated above.

The principal advantage of our linear configuration over our cylindrical configuration is that it lends itself more readily to the joining together on a side-by-side basis of separate operating "modules", each module containing one or more combustion units. We can then regulate or adjust heat output by turning one or more of these adjoining modules on or off. This on-off capacity, which we refer to as "turn-down capability", allows our linear unit to operate at a number of differing pre-selected higher or lower output levels while maintaining optimum heat output and heat transfer efficiencies. Conventional systems have very low efficiencies and high emissions while operating in a lengthy startup modes or partial capacity during low demand periods of operation.

We developed our cylindrical configuration for use in applications where turn-down capability is not a consideration. There are several benefits to the cylindrical shape for these applications, including lower manufacturing costs, innate structural integrity, and elimination of gases collecting in corners.

Competing Pulse Combustion Products

Pulse combustion technology is not a new development. It has been in the public domain since early in the twentieth century, and was used in World War II to power the infamous V-1 "buzz bombs". Until recently, however, its use for commercial heat transfer applications has been relatively limited.

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

  Hydrotherm Corporation, which markets three natural gas-fueled pulse water boiler systems rated at from 100,000 BTUs/hr to 300,000 BTUs/hr for residential and commercial "hydronic" space heating purposes. In hydronic space heating, hot water is circulated in an enclosed system through a series of interconnected pipes located within a concrete slab in a building. As the hot water circulates, the heat it emanates warms the air spaces above and below the slab.

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

  Our pulse combustion technology enables burner units to emit:

    significantly lower emissions than conventional steady-state combustion technology, and significantly lower emissions of oxides of nitrogen, commonly known as "NOx", than conventional tubular pulse combustion technologies, and comparable or slightly lower emission levels than these technologies with respect to emissions other than NOx.

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

  Our pulse combustion technology results in significantly smaller and lighter burner units and systems than allowed by both steady-state combustion and conventional tubular pulse combustion technologies due to our compact and simple linear design, and the elimination of the need for an external primary heat exchanger. This advantage is compounded in multi-burner scale-up configurations. Moreover, our burner units are so much more compact in size that rather than performing complete boiler system replacements that it can actually be installed into the existing boiler unit thereby saving considerable capital cost. You should note that a burner unit retrofit is a fraction of the cost of a complete boiler replacement.

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

Better Energy Conversion Efficiencies

  Background: Among the principal considerations is evaluating a burner unit are its relative "energy conversion efficiencies", which refers to its overall ability to convert the maximum amount of chemical energy contained in the fuel into heat energy through the combustion process, and to then apply or transfer this heat for the intended purpose. The ultimate economic measure of energy conversion efficiencies is fuel savings. Essentially, a burner unit which is more energy conversion efficient will use a lesser amount of fuel to generate and transfer a required level of heat than a less efficient combustion unit. The energy conversion efficiency of a burner unit can be broken down into the following constituent elements:

    Heat Output Efficiency: As discussed earlier, a burner unit uses the combustion process to convert the chemical energy contained in various fuel sources into heat energy measured in BTUs. The term "heat output efficiency" simply refers to the ability of the combustion process to effectively convert the maximum amount of chemical energy contained in the selected fuel into heat energy. For example, ten cubic feet of natural gas could potentially produce 1,000 BTUs of heat energy assuming its entire chemical energy was converted into heat energy through the combustion process-although, as a practical matter, perfect heat output efficiency never occurs due to a number of variables. To the extent chemical energy is not converted into heat energy, it is discharged as part of the exhaust stream in the form of various post-burn chemical gases including NOx, carbon monoxide and sulfur dioxide-resulting in unextracted or "wasted" heat energy potential.

    Heat Transfer Efficiency: As previously discussed, the commercial application of a burner unit is to act as a "heat transfer" device to heat water or air. The term "heat transfer efficiency" simply refers to the ability of the heat transfer surfaces of the combustion unit to effectively "transfer" the maximum amount of heat generated by the combustion process to warm the water or air, instead of allowing any of this heat to be discharged as part of the exhaust stream-resulting in unapplied or "wasted" heat energy.

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

    Heat Transfer Efficiencies: In conventional steady-state combustion, a zone of air called a "boundary layer" is created adjacent to the interior surfaces of the combustion unit, including those being used for heat transfer purposes. This layer acts as a barrier which essentially channels the heat energy generated by the combustion process away from the exterior surface areas and down the middle of the exhaust pathway, allowing a significant portion of the heat energy created to be wasted without application for heating purposes. This boundary layer affect does not occur in pulse combustion, however, since the more turbulent combustion environment and internal combustion pressures resulting from the repetitive pulse combustion cycles forces a greater proportion of the heat energy to circulate against the heat transfer surfaces, resulting in less wasted heat energy than conventional steady-state combustion. For example, most conventional steady-state combustion units have a heat transfer efficiency rating in the 70% to 85% range, meaning that a corresponding percentage of the heat created is actually transferred to the targeted medium. By way of comparison, most conventional "tubular" pulse combustion units on the market today have a heat transfer efficiency rating in the range of 90% to 96%.

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

  Energy Conversion Efficiency Advantages of Our Pulse Combustion Technology Over Conventional "Tubular" Pulse Combustion: The various energy conversion efficiencies afforded by pulse combustion result from the more turbulent combustion environment and internal combustion pressures resulting from the repetitive pulse combustion cycles. Our pulse combustion design, as a consequence, can deliver greater energy conversion efficiencies than conventional tubular pulse combustion designs as a result of the greater number of burning cycles at which our design operates. Conventional tubular pulse combustion units, for instance, generally operate at only 60 to 70 cycles per second. Our pulse combustion technology, on the other hand, operates at anywhere from 350 to 1,600 cycles per second depending upon the configuration and application, or 6 to 22 times the rate of conventional tubular pulse combustion, leading to better heat output, heat transfer and start-up efficiencies.

Test evaluations conducted in 1993 by an independent engineering firm, for example, showed overall energy efficiency rates for our pulse combustion water heater in the order of 94%. An alternative method to calculate heat output efficiency is to evaluate emission levels, since lower emissions means more fuel is being converted into energy. As discussed in greater detail below, more recent emissions tests on our burners conducted through independent testing agencies show exhaust readings of less than 10 parts per million for both carbon monoxide and for oxides of nitrogen, meaning that over 99% of the heat energy of the fuel was consumed in the combustion process. For these reasons we believe our heat output efficiency of our pulse combustion technology exceeds 99%.

Lower Emissions

  Background: There has been increased worldwide awareness and concern over the past 25 years over the effect of atmospheric pollutants on the environment and people's health, leading to ever-increasing levels of regulatory emissions constraints, particularly in the developed countries of the world. In order to address these concerns and satisfy current and anticipated regulatory requirements, prospective purchasers are now demanding burner units which emit significantly lower levels of post-burn chemical gases, including NOx, carbon monoxide, sulfur dioxide and other residual gases such as unburned hydrocarbons, while maintaining the energy conversion efficiencies necessary to minimize fuel costs.

In designing and operating burner units with an eye toward reducing emissions, manufacturers and operators must consider two inter-related variables, the "completeness" of the burning process as evidenced by its heat output efficiency, and the amount of so-called "excess air" required to maintain stable combustion based upon the fuel to be burned. Specifically:

    There is an inverse relationship between heat output efficiency and emission levels. As discussed previously, heat output efficiencies are a function of the completeness of the burning process. The more compete the process, the greater amount of the chemical components of the fuel will be converted into heat energy, and the less amount of unconverted fuel, in the form of various post-burn chemical gases, will be emitted as part of the exhaust stream.

    The amount of pollutants is also a function of the level of "excess air" used in the combustion process, as measured as a percentage of oxygen contained in the exhaust stream. Simply put, the combustion process requires, at a minimum, two quantities of oxygen-the first quantity of oxygen representing that amount necessary to bond and chemically react with the fuel as part of the combustion process in order to convert its chemical energy into heat energy, and the second quantity of oxygen representing an additional amount necessary to maintain a "stable" combustion environment. If there are insufficient quantities of this latter amount of additional oxygen in the combustion environment, referred to as "excess air", then the combustion process will sputter or be "unstable", resulting in reduced energy conversion efficiencies. By way of example, natural gas-fueled water heaters typically operate with excess air rates of 30% to 40% of the exhaust stream, which constitutes approximately 30% to 40% of the amount of additional oxygen required to burn the natural gas and convert it into heat energy.

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

  Emission Control Advantages of Pulse Combustion Over Conventional Steady-State Combustion: As previously discussed, if the pulses occur at a fast enough rate, the chemical byproducts created through the kinetic combustion process are reduced due to the accelerated completion of the heat conversion process as well as the more complete conversion of chemical energy into heat energy, thereby leading to reduced exhaust emissions. The NOx emission levels for our current water heater prototype, for example, test at less than 10 parts per million, which is less than one-tenth of conventional steady-state combustors. We believe based upon early testing that our pulse combustion technology will lead to similar reductions with respect to other unwanted byproducts of the combustion process, such as hydrocarbons (HC) and carbon monoxide (CO), and we intend to conduct characterization tests to confirm these early observations. Of equal importance, pulse combustion can maintain stable combustion at significantly lower excess air rates than conventional steady-state combustion as a result of its combustion dynamics. As a result, higher heat transfer efficiencies can be maintained with pulse combustion as compared to conventional steady-state combustion, resulting in improved fuel savings, while at the same time lowering emission levels.

  Emission Control Advantages of Our Pulse Combustion Technology Over The Conventional "Tubular" Pulse Combustion: The ability of the pulse combustion unit to completely burn fuel results from the more turbulent combustion environment and internal combustion pressures resulting from the repetitive pulse combustion cycles. Our pulse combustion design, as a consequence, has demonstrated significantly reduced NOx emissions than conventional tubular pulse combustion designs, and also shows reduced amounts of CO as a result of the turbulent environment's effective mixing of the hydrocarbons in the fuel and oxygen in the air. As previously noted, pulse burner units using the conventional tubular pulse combustion configuration typically operate at 60 to 70 cycles per second. Our pulse combustion technology, on the other hand, operates at anywhere from 350 to 1,600 cycles per second depending upon the configuration and application, which translates into significantly lower emissions.

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

    In February, 1997, the Canada Centre for Mineral and Energy Technology, or "CANMET", conducted a series of tests at our research and development facilities of (1) a 15,200 BTU/hour natural gas-fueled industrial drying furnace unit using linear pulse combustion configuration, and (2) a 10,700 BTU/hour combination natural gas and powdered coal-fueled industrial drying furnace unit. All tests were conducted and monitored by CANMET using its own test protocols and testing equipment. CANMET reported zero parts per million NOx and sulfur dioxide emissions for all of these tests, with the exception of one anomalous NOx reading on one test arising from the intentional addition of air through a coal feeding orifice. This was done to demonstrate that NOx are immediately formed if conventional combustion conditions are simulated.

  In a comparison test at our laboratory on November 29 and 30, 2001, conducted for the purpose of our application for a CE-CERT and ICAT grant, we conducted efficiency tests on a standard 32,000 BTU/hr off-the-shelf domestic water heater. We then replaced the conventional burner on that unit with a pulse combustion burner of comparable BTU output, and compared the results under identical operating conditions. Data from these tests showed an increase in efficiency from 78.7% to 82.2%, bringing the efficiency level to the upper limit for a non-pressurized, non-condensing system. This is the upper limit possible for a system that is not designed to capture the heat present in the moisture-laden exhaust. In systems wherein this moisture is condensed and the heat captured, the system efficiency rises to 96%.

As part of this test we also measured NOx emission levels. When using the conventional burner, the water heater demonstrated NOx emissions of 89 parts per million. When using our pulse combustion burner, the water heater demonstrated NOx emissions of only 7 ppm, an amount that is lower than that currently proposed for the Southern California Air Quality Management District for the year 2005. Set forth below is a summary of our emission results from this test:

	Gas in Btu/hr	O2%	CO2%	CO ppm	NOx ppm	NO ppm	Exhaust Temp ° F	Exhaust efficiency
Water heater equipped with conventional off-the-shelf burner	32,126	5.7	8.6	0	89	89	470.3	78.7
Water heater equipped with pulse combustion burner	32,367	5.7	8.6	0	7	7	368.7	82.2

Testing results on a wide variety of applications and fuels, such as natural gas, diesel, gasoline and powdered coal, have consistently indicated extremely low emission levels from the high frequency pulse combustion process. We believe that our pulse combustion technology is so effective in reducing the emissions of post-burn chemical gases that it can be utilized as a relatively inexpensive pollution control device, not only for NOx but also for sulfur dioxide, carbon monoxide and hydrocarbons. In these cases our burner units would be installed as secondary combustors to re-burn the emissions-laden exhaust from a commercial or industrial process, while at the same time generating heat energy which can be used for various heat transfer applications, such as electricity co-generation, consequentially reducing operating costs. The cost to manufacture, install and operate our burner units for these applications should be significantly cheaper than current scrubber applications, which reduce NOx emissions but do not make use of the waste fuel energy and which, themselves, become a waste product. Co-generation is the process of supplying both electric and steam energy from the same power source-that is, combustion heat generated from a single process is used to create both electric or mechanical and steam energy. A scrubber is a chemical or electrostatic process used to remove pollutants from an exhaust stream after combustion.

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

This size advantage is extremely important where limited floor or room space considerations apply. For instance, the core of a 150,000 BTU/hr low pressure boiler system utilizing our pulse combustion configuration is approximately the size of a briefcase, and weighs approximately 50 pounds, exclusive of the jacketing, muffler and a secondary heat exchanger connected to the tailpipe. By way of comparison, a low pressure boiler system utilizing a conventional pulse combustion tubular design contains a combustion chamber which is approximately two feet in diameter and three feet in height, and weighs in excess of 200 pounds. The size of conventional steady-state combustion units, in turn, which consist of a burner and an external heat exchanger, equal or exceed that of conventional tubular combustion units of comparable output. This dramatically decreases the size requirement for secondary heat exchange, which is one of the largest cost elements of conventional designs.

Integrated Modular Design

As previously discussed, one of the principal advantages of our pulse design is that it lends itself readily to the joining together on a side by side basis of separate but integrated operating "modules", each module containing one or more combustion units that work in concert. This modular design affords the following advantages over both conventional steady-state combustion and tubular pulse combustion designs:

  Turn-down Capability: All conventional and pulse burners operate at an optimum energy conversion efficiency and emission levels based upon their design, measured in terms of BTU output. A 100,000 BTU/hour conventional steady-state furnace, for example, is designed to operate most efficiently at a level of fuel-mixture, referred to as the "turn-down ratio", which would generate 100,000 BTUs of heat energy per hour after taking into consideration the inefficiencies inherent in that particular design. If the unit is operated at levels above or below the rated optimum output in order to regulate or adjust heat output by either increasing or decreasing the amount of incoming air and fuel, then the heat output and heat transfer efficiencies will decline and emission levels increase.

As discussed earlier, one of the principal advantages of our pulse combustion design over both conventional steady-state combustion and tubular pulse combustion designs is that our burner units can be designed to incorporate numerous combustion chambers aligned on a side-by-side basis within a single combustion unit. These combustion chambers can then be engineered to operate together in separate "modules" consisting of one or more combustion chambers. This modular configuration is important since it allows us to regulate or adjust heat output while maintaining maximum heat transfer efficiencies and lower emissions levels, which we refer to as "turn-down capability", by simply turning one or more modules contained in a combustion unit on or off. Moreover, should an operator desire to increase the combustion units' overall output ability, he need only attach a new module to the system.

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

  No Downtime For Maintenance and Repair: The modular design of our pulse combustion technology also allows for easy assembly and disassembly, enabling the operator to repair or replace sections of the burner unit in most configurations while maintaining full energy output from the remaining modules. This feature is particularly important in commercial and industrial applications requiring continuous operation such as hospitals and schools, where the significant costs incurred in repairs and routine maintenance of the heating system and, in some cases, the cost of backup units, are virtually eliminated.

No Moving Parts

Conventional tubular pulse designs employ mechanical flapper valves on the intake. A mechanical valve, i.e., one that mechanically opens and closes, is limited in speed of operation by the flexibility and durability of the valve material. Moreover, the maximum speed of operation of a valve operated mechanically is limited to approximately 150 cycles per second. Our pulse combustion design, on the other hand, is aerodynamically valved and has no moving parts. As such, our design affords increased operating reliability and reduced manufacturing, maintenance and repair costs.

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

Reduced Operating Noise

One of the principal drawbacks of conventional tubular pulse combustion is the cost and effort required to dampen its operating noise to levels commensurate with conventional steady-state combustion units. As previously discussed, conventional tubular pulse combustion units operate at approximately 60 to 70 cycles per second due to their configuration. The oscillating pressure waves from these cycles create a corresponding low frequency standing sound wave, resulting in a very loud, continuous and deep level of operating noise. Due to the relatively long length of this sound wavelength, technically complicated and expensive dampening technology is required in order to mute the operating noise to levels commensurate with conventional steady-state combustion.

The noise generated by our pulse combustion technology, on the other hand, operates at between 350 and 1,600 cycles per second depending upon the configuration, and can be "tuned" to create a standing sound wave in that frequency range. Although this continuous sound wave is equally loud, albeit at a higher pitch, than that associated with conventional tubular pulse combustion, it nevertheless lends itself to relatively simple and inexpensive dampening technologies due to the short longitudinal length of its wavelength, which affords it significant competitive advantages over conventional tubular pulse combustion technology.

Lower Manufacturing and Installation Costs

The cost to manufacture and install a conventional steady-state 100 million BTU/hr boiler can exceed $10 million, and could take three years to design, manufacture and install from the date the order is placed. A conventional tubular pulse combustion boiler with comparable output would likely be equally expensive.

Due to the simplicity and compact size of our design, including the lack of moving parts, we believe that we can design, manufacture and install a pulse combustion boiler system with comparable output at a significantly lower cost, and a significantly shorter design-through-installation period. For example, we estimate that the 100 million BTU/hr pulse combustion boiler system mentioned would cost approximately one-half of that of a conventional tubular pulse combustion boiler with comparable output, and would have approximately one-third the weight and take up approximately one-third of the floor space of the comparable tubular pulse combustion boiler.

Competitive Disadvantages Of Our Pulse Combustion Technology

The principal competitive disadvantage of our pulse combustion technology is that our design is new and unique, and no products based upon our pulse combustion technologies and configurations have been commercially produced or sold to date, either by our company or by any of our competitors. Moreover, while the higher efficiencies afforded by pulse combustion are well known in the residential and commercial heating industry, we believe that conventional pulse combustion products have not been widely accepted in this market segment due to their higher product cost, noise and vibration, limitation in BTU generation capacity, and technical performance issues relating to their tubular design. In order to establish market acceptance, we will need to both satisfactorily educate prospective purchasers of our products, including burner manufacturers and retailers, relating to the benefits of our technology over both conventional pulse and steady state combustion technologies. We will also have to develop internal and external manufacturing, sales, marketing and distribution capabilities. For a more comprehensive description of these issues, see that section of this annual report captioned "Uncertainties And Risk Factors-Uncertainties And Risks Generally relating To Our Company And Our Business".

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

  Industrial Drying Market: In this application heat generated by a burner unit is used in industrial processes to dry materials or break them into small pieces, known as "atomization". Industries which employ industrial burners include the food processing, plastic, polymer, rubber, chemical, mineral, pulp and paper, and pharmaceutical industries. As discussed in greater detail below in that section of this annual report relating to our pending proposals, we are currently working on this type of project for a pulp and paper manufacturer.

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

Pending Proposals For Our Technology Under Active Development

Our burner designs have recently completed their primary development stage and are now in a position to be introduced to the market. We are currently working on a variety of production proto-types under various proposals or proposal requests which would lead to the initial introduction of the following burner units using our technologies. These pending proposals and proposal requests are summarized below, in the approximate order in which we believe they may lead to commercial revenues.

  Pulse Combustion Burner For Industrial Pulp and Paper Drying Applications: We have recently commenced work on phase I of a three-phase proposal for Enerquin Air Inc., a Montreal-based manufacturer of pulp and paper industrial dryers, pursuant to which Clean Energy is developing a large pulse combustion industrial dryer for tissue paper. This company was referred to Clean Energy in December 2000 by The Canadian Center For Mineral And Energy Technology ("CANMET"), which had previously tested and evaluated the pulse combustion technology and found that the acoustic wave associated with pulse combustion, when applied to drying applications, provided a 22% mechanical advantage over conventional drying technologies because of the acoustic signal's physical manipulation of the drying environment. We believe that this 22% advantage, when added to the 90%+ heat output efficiency of our pulse combustion technology, can offer the highest levels of overall system efficiency. Since commencing this proposal in December 2000, we have completed the preliminary stage for this project, pursuant to which we shared the cost for a patent search for industrial drying applications with the manufacturer, and are now in phase I, pursuant to which Clean Energy is conducting characterization tests to ascertain the benefits of pulse combustion technology on tissue drying processes in general at our facility. 45% of the costs of phase I (CDN $90,000) will be paid through an approved grant from the Industrial Research Assistance Program of the Canadian federal government's National Resource Counsel, with Clean Energy bearing the balance. This grant, which was initially submitted to the Industrial Research Assistance Program in September 2001, was sponsored by Enerquin Air as Clean Energy's industrial partner. Enerquin Air will also provide Clean Energy with cost engineering and product expertise.

Once and if phase I is successfully completed, which we anticipate will take three to six months, we intend to negotiate a development and license agreement with Enerquin Air. We would then enter into phase II, pursuant to which we would design and manufacture a proto-type unit for a small paper making machine, and then progress to phase III, pursuant to which we would design and manufacture a demonstration unit for Enerquin Air's marketing purposes. We anticipate that Enerquin Air will bear the full cost of phases II and III, and that each of these phases will each take between four and six months to complete.

  Instantaneous Pulse Combustion Water Heaters And Boilers: We have made significant advances in reducing the size and costs of our pulse combustion water heater and boiler designs over the past year and have recently begun approaching a number of residential, commercial and industrial water heater and boiler manufacturers relative to using our design for instantaneous water heaters and boilers. These efforts are being coordinated through one of our consultants, Mr. Denver Collins, who has extensive industry contacts. Clean Energy's founders worked closely with Mr. Collins in water heater development from 1992 through 1998 through his association with State Industries, Inc. (North America's largest water heater manufacturer prior to its receivership), where Mr. Collins headed their research and development team and worked with Clean Energy's founders in developing a natural gas-fueled 400,000 to 500,000 BTU/hr instantaneous water heater. Unfortunately, State Industries was unable to commercialize this prototype as the result of financial difficulties eventually leading to its being placed in receivership. Through this prior association, Mr. Collins acquired in-depth knowledge as to the operation and benefits of our technology, and maintained a continuing association with Clean Energy. In October 2000, Mr. Collins formally became a consultant to Clean Energy for the purpose of commercializing our instantaneous water heater and boiler designs, and we have since devoted significant time and resources to further reducing the size and costs of those designs. The initial target market selected by Mr. Collins for the introduction of our designs is California, as a consequence of heightened emission restrictions recently imposed by that state. In furtherance of this objective, Mr. Collins is currently seeking an industry sponsor for a $400,000 grant from CE-CERT and ICAT to fund a characterization study for a residential water heater for California.

  Pulse Combustion Burner For Vehicle Heating: In July 2001, we were approached by a Canadian-based manufacturer of heaters for heavy-duty special-purpose vehicles to develop a natural gas-based burner to heat their vehicles. Clean Energy had previously worked on a proposal for a diesel-fueled vehicle heater for this manufacturer in 1998-9, and the manufacturer has now requested that Clean Energy revise its design to burn natural gas. In this response to this proposal request, we have designed and are currently testing and perfecting an extremely small, 50,000 to 200,000 BTU/hour proto-type burner unit which should meet the manufacturer's operating requirements. The manufacturer has agreed to fund the development of the proto-type from its fiscal 2002 budget. We anticipate that we will complete the development of the proto-type within three months of funding, at which time we will deliver it to the manufacturer for further evaluation. We believe this represents a beta-site opportunity for Clean Energy to demonstrate the additional advantages of our pulse combustion technology for vehicle applications.

Please note that completion of proto-types under the foregoing proposals are still pending, and no orders will be placed or enforceable contracts entered into until the proto-types are completed and approved in the case of all of the proposals, and mutually acceptable contract terms have been negotiated. We cannot give you any assurance that we will enter into any licensing, royalty, joint venture or other agreement with any of the foregoing parties or any other parties after we complete the noted prototypes. We also cannot give you any assurance that any unapproved grant proposals to date will be approved.

Technology Proposals Requiring Longer-Term Development

The proposals described above are those which we believe we can bring to market in a comparatively short period of time without excessive cost and manpower. We have also worked on a number of proposals over the past two year which have merit, including those described below, but which we are not in a position to actively pursue at this time due to a number of reasons, including high costs and lack of current funding, long lead times to market, lack of facilities, or failure to procure a binding commitment from a manufacturer to proceed with the proposal.

  Pulse Combustion Burners for Burning Coal: There are two proposals for coal burning pulse combustion burners as discussed below in greater detail. The first proposal is to market coal-fired burner units in China using our pulse combustion technology commencing with 13 million BTU/hour commercial building designs. The second proposal is pursuant to a request from the Province of Alberta to submit a grant proposal to the province to develop large-output coal burning pulse combustion burners for electrical generation plants, which would be beneficial for the province given its large coal reserves. As discussed below, we have successfully tested a proto-type burner for the China project, but our ability to scale-up the proto-type into a production model has been stayed pending our acquisition of a significantly larger research & development and testing facility and engineering personnel and additional funds. If the grant proposal is accepted by the Province of Alberta, we may be able to use the funds to acquire the larger research & development and testing facility and personnel necessary to advance large industrial applications of our coal burning pulse combustor unit to the commercial stage. The knowledge and experience gained from that project can then be used to complete the smaller commercial and municipal burner units contemplated under the Jie Li proposal. We believe these projects represent a beta-site opportunities for Clean Energy to demonstrate the additional advantages of our pulse combustion technology to burn coal in a number of commercial and industrial settings.

    China Coal Project: On January 25, 2001, we entered into a letter of intent with Jie Li International Environmental Group, Inc., to provide them a license for the marketing in China of coal-fired burner units using our pulse combustion technology. The letter of intent superceded an earlier letter of intent dated May 31, 2000 with the principals of Jie Li. Jie Li, in turn, procured an order from Tian Long Holdings Group Ltd for 500 coal burning pulse combustion-based boiler retrofits, each involving at least two of our burners (or 1,000 burner units in total), at a price of $20,000 per burner unit, to be used to produce steam for the heating of public buildings under Tian Longs' control. This order was contingent upon the installation of a 13 million BTU/hr production pilot model at a facility in the city of Jinan in Shandong province, and that model achieving efficiency and emission reduction targets. Tian Long is a subsidiary of the China National Rail Ministry and operates the Shandong province hub branch of the railway, and also controls numerous subsidiary companies operating in the areas of high-tech products, shipping, hotel and restaurants, trading companies, social services, heavy industry, advertising and printing, and heating and cooling. As part of the negotiations with Jie Li and Tian Long, Clean Energy sent an engineering team to Jinan in April, 2000 to review the feasibility of the project and to meet with Tian Long personnel, followed up with a marketing and financial team visit in August, 2000 to again meet with Tian Long personnel and to finalize the letter of intent and purchase commitment with Jie Li.

The design, development and production of the first retrofit unit involved two stages, as follows:

    First, our ability to successfully design, construct and operate a proto-type model, including controls and coal feeder, that can burn China's relatively poor-quality coal in a powdered form. (Previously, the only coal we had burned with our pulse combustion technology was a natural gas-powdered coal mixture). We accomplished this step in December 2000, when we successfully tested a 330,000 BTU/hr proto-type burner. As anticipated, the burner resulted in high heat output efficiencies and relatively low NOx emission levels. As well, our testing also indicated an extremely low sulfur dioxide emission rate, which has led to additional investigation of this beneficial aspect of the high-frequency pulse burn given potential acid rain-reduction industrial applications. At the latest point of our actively development work we were continuing to modify the design in an attempt to further reduce emission levels, as well as improving the design of the coal feeding system.

    The second step was to scale-up the proto-type burner into a full 13 million BTU/hr production model, and then install it at a facility located in the city of Jinan. In order for Clean Energy to accomplish that step, we would need to acquire a significantly larger research & development and testing facility and procure additional engineering assistance. Since our burner design can be easily scaled-up, the principal remaining issue in designing and manufacturing a production model will be improvements to the coal feeding system. Once we acquire those facilities, we anticipate that it would take us at least twelve months to improve and equip the facility and to design, test and manufacture the proto-type production burner, at a total cost of at least $1.1 million for the facilities and equipment. We have reviewed several facilities and negotiated a lease-purchase for one facility, however, determined that we would not proceed until we could raise sufficient funds to proceed with both this project as well as our other pending natural gas burner projects discussed in this section.

Clean Energy commenced work on this project in March 2000. As the result of our inability to scale-up the proto-type burner into a production model due to inadequate facilities and resources, the completion of the project has been stayed since January 2001 following our successful testing of the prototype pending our relocation or access to larger facilities. Jie Li informed us that it would reactivate discussion with Tian Long once we were ready to proceed. Assuming the successful reactivation of the project, we would most likely readdress the terms of the installation of demonstration units and subsequent order of pulse combustion-based boiler retrofits based upon circumstances with Jie Li and Tian Long at that time. Assuming the project is successfully reactivated, we would based upon our previous discussions with Jie Li and Tian Long most likely form a joint venture in China with Tian Long for the manufacture and sale of burner units once cost savings and volume production considerations make on-site manufacturing in China a viable alternative. In this case Clean Energy would be paid an ongoing royalty based on units manufactured by the joint venture, which would approximate our profit margin in manufacturing burner units. The ultimate form of association will be subject to a number of factors under consideration, including the protection of our intellectual property rights. Since the letter of intent governing this project does not address its legal status in the event of a substantial delay, we believe the agreement underlying the letter of intent would most likely not be legally enforceable should any of the parties prospectively decide not to reactivate the project.

    Alberta Coal Project: Pursuant to a request by the Alberta Ministry of Innovation and Science in August 2001, Clean Energy is currently preparing a grant proposal to the Alberta Energy Research Institute ("AERI") to fund the testing and development of large industrial coal burning pulse combustion burners for electrical generation plants, which would be beneficial for the province given its large coal reserves. The AERI was established by the province in August 2000 to invest for research in technology to enhance the sustainable economic development of Alberta's energy resources. The development of clean coal burning for electricity generation is one of the primary targeted areas for research and development stated by AERI. We anticipate that we will request in the range of CDN $5 to $10 million in funds as an Industrial Research Program grant, which is focused on projects that involve a step-change in energy technology and/or environmental performance. It is anticipated that the grant proposal will be submitted by the end of 2002.

  Pulse Combustion Burner to Create "Zero Oxygen" Low Excess Air Reducing Gas: We have worked on proposals for two companies to develop proto-type burner units which can deliver a 100% oxygen-free hydrogen reducing gas. For the first application, we successfully designed and tested a 365,000 BTU/hr proto-type burner unit which delivered hydrogen reducing gas which enhanced the operation of an industrial catalytic absorption pollution control system. This application was not finalized due to a change in the manufacturer's line of business. Under the second application, we designed and successfully tested an 8,000 BTU/hr proto-type burner unit which delivered a hydrogen reducing gas that could be used to enhance the production of electricity by a recently developed line of fuel cells. This application was not finalized as the result of technical issues not related to our technology. Although these proposals did not lead to contracts, there are many industrial processes which require oxygen-free hydrogen reducing gases, and we intend to pursue these opportunities in the longer-term given our success in designing and developing proto-types.

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

Subsidiaries

As of December 31, 2001, we had two wholly-owned subsidiaries, Clean Energy USA, a Nevada corporation, and Clean Energy Technologies (Canada) Inc., a British Columbia corporation ("Clean Energy Technologies"). We originally formed Clean Energy Technologies on February 16, 1999, to focus on and to act as a cost center for our pulse combustion research and development activities. On December 31, 2001, however, we transferred ownership of Clean Energy Technologies to Mr. John D. Chato, a founder and a director of our company and the inventor of our technologies, in order to preserve its ability to fully procure Canadian research and development tax credits.

In December, 2001, we formed a new wholly-owned subsidiary, Clean Energy USA, a Delaware corporation, for the dual purpose of managing pulse combustion technology research & development activities and commercializing our pulse combustion technology through licensing and royalty agreements in North America. On January 1, 2002, Clean Energy USA entered into a research and development agreement with Clean Energy Technologies on a cost plus basis, pursuant to which Clean Energy Technologies provides pre-approved budgeted pulse combustion research and development services to Clean Energy USA, and invoices the latter company for its budgeted costs, related overhead and a 10% mark-up.

Research and Development

Our principal activities since our formation in March 1999 have been research and development activities in adapting our proto-types into production models. Our research and development team is comprised of three employees of Clean Energy Technologies, including Messrs. Chato and DeFina, and two consultants to Clean Energy Technologies, Dr. William Jackson (who is one of our directors) and Mr. Denver Collins. Our gross research and development expenses amounted to $397,006, $400,377 and $221,037 for our 2001, 2000 and 1999 fiscal periods, respectively. Our research and development budget for fiscal 2002 is $450,000, which will be paid to Clean Energy Technologies under our pulse combustion research and development contract with that company.

One of our objectives in meeting our operating expenses is to fund a significant portion of our research and development expenditures through grants. Previously, the BO companies have procured CDN $1,785,000 in grants for developmental purposes. Clean Energy has recently been approved for a CDN $90,000 grant to fund our phase I industrial tissue dryer characterization study by the Industrial Research Assistance Program of the Canadian federal government's National Resource Counsel.

We had previously applied for approximately $400,000 in matching grants from CE-CERT and ICAT with respect to the development of a residential natural gas-fueled water heater for the California market. This application was declined in 2001 after being short-listed, however, we re-applied in early 2002 and have been advised that our application has been submitted to the final phase of the approval process with a recommendation by the screening committee for funding in a reduced amount of $240,000. Final awarding of the CE-CERT and ICAT grants is scheduled to be announced in April, 2002.

We are also in the process of preparing, and hope to file by the end of 2002, a CDN $5 to $10 million grant application with the Alberta Energy Research Institute to fund the testing and development of large coal burning pulse combustion burners for electrical generation plants.

Our contract and grant procuring efforts are being headed by Dr. William Jackson, who is our principal scientist and one of our directors. Dr. Jackson is also coordinating our contacts with the U.S. Department of Energy and the South Coast Air Quality Management District, to name a few, in our efforts to further promote the development of our technologies and to have them designated as best available technologies.

License Agreements Governing Our Technologies

Pulse Combustion Technology License

On March 5, 1999, we entered into a Pulse Combustion Technology License with 818879 Alberta under which it granted us, in consideration of $10, an exclusive license to design, engineer, manufacture, market, distribute, lease and sell burner products using the pulse combustion technology within any country in the world other than Finland or Sweden, and to sublicense and otherwise commercially exploit the pulse combustion technology within the permitted countries. In June 2001, 818879 Alberta transferred both its series 'A' preferred shares and its ownership of the pulse combustion technology to Ravenscraig.

Under the terms of the Pulse Combustion Technology License, we have no obligation to pay any royalty or license fees to Ravenscraig. The term of the Pulse Combustion Technology License expires upon the earlier of March 5, 2019 or the lapse of the newest underlying patents for the pulse combustion technology, including any patented improvements. The oldest pulse combustion technology patent expires in July 2006, and the newest current pulse combustion technology patent expires in July 2012. For further information concerning the underlying patents for the pulse combustion technology, see the section of this annual report captioned "Business-Patents and Proprietary Rights".

We are generally prohibited under the Pulse Combustion Technology License from sublicensing our rights to the pulse combustion technology, or otherwise assigning our rights as licensee under the Pulse Combustion Technology License, to any third party without Ravenscraig's prior consent. Ravenscraig, in turn, is also generally prohibited from selling its rights to the pulse combustion technology, or otherwise assigning its rights as licensor under the Pulse Combustion Technology License, to any third party without our prior consent.

We have sublicensed our rights to the pulse combustion technology to our new, wholly-owned subsidiary, Clean Energy USA Inc. effective January 1, 2002, but have limited commercialization rights to the continent of North America. This sublicense has been undertaken with the prior consent of Ravenscraig.

We are obligated under the Pulse Combustion Technology License to pay or to reimburse Ravenscraig for all costs its incurs to file and prosecute new or additional patents for the pulse combustion technology in any country. We are also obligated to pay or to reimburse Ravenscraig for prosecuting and defending patent infringement claims relating to the pulse combustion technology, and to pay any damages arising from these claims.

We have the right under the Pulse Combustion Technology License to acquire full ownership of the pulse combustion technology from Ravenscraig on or after March 5, 2004, based upon the occurrence of conditions revolving around our success or failure in procuring a listing of our common shares on a "national market", which is defined under the Pulse Combustion Technology License to constitute The New York Stock Exchange, The American Stock Exchange or The Nasdaq Stock Market, including both the SmallCap and National Markets. We refer to this purchase right as the "Pulse Combustion Technology Option". Specifically:

  We have the right, commencing March 5, 2004, to elect to acquire full ownership of the pulse combustion technology from Ravenscraig for the payment of CDN $1, so long as our common shares have been accepted for listing or quotation on a national market by the date we notify

Ravenscraig that we are exercising this option and we tender payment. We have made no application to date to obtain any listing or quotation, and we can give no you assurance that we will make any application.

  Ravenscraig, in turn, has the right to terminate the Pulse Combustion Technology License anytime after March 5, 2004, if our common shares are not actively trading on a national market by the date it exercises its termination right. In order to exercise this right, Ravenscraig must give us 90-days notice accompanied by the payment of CDN $1. Should Ravenscraig exercise this termination right, we will lose all rights to market burner products using the pulse combustion technology unless we subsequently procure the listing or quotation of our common shares on a national market by the end of our 90-day cure period, or are able to exercise other protective rights described below which we retain to acquire the pulse combustion technology.

  Should Ravenscraig exercise its termination right, and should we fail to procure the listing or quotation of our common shares on a national market by the lapse of our 90-day cure period, we can nevertheless acquire full title to the pulse combustion technology by paying Ravenscraig the sum of CDN $525,000 within ten business days of the end of our 90-day cure period, subject to downward adjustment, plus interest on the amount which has accrued since January 1, 1999 at the rate of 13% per annum. In order to be entitled to receive the full CDN $525,000, Ravenscraig must remit to us concurrent with our payment all series 'B' preferred shares which are then outstanding, as well as 593,750 common shares. If Ravenscraig is unable to tender all 593,750 common shares, the CDN $525,000 cash consideration we must pay to Ravenscraig will be reduced on a pro rata basis based upon the number of common shares which Ravenscraig actually remits to us.

  If our common shares are not actively trading on a national market by March 5, 2004, and should Ravenscraig not exercise its termination right by that date, then we may pay Ravenscraig the sum of CDN $1 and demand that Ravenscraig exercise its termination right within 90 days of our demand, in which case we may, in turn, elect to acquire full ownership of the PCB Technology on the terms described above. If Ravenscraig fails to make its election by the end of our 90 day demand period, full title to the pulse combustion technology will automatically revert to us.

  Should we acquire full title to our pulse combustion technology by reason of any of the above purchase rights, Ravenscraig will nevertheless retain the right to reacquire our pulse combustion technology should we later become bankrupt or insolvent, or be threatened with bankruptcy or insolvency, or make an assignment in favor of our creditors.

In order to be approved for listing on The New York Stock Exchange, The American Stock Exchange or The Nasdaq Stock Market, Clean Energy would need to satisfy enumerated quantitative and qualitative listing standards. For example, for listing on the Nasdaq SmallCap Market, Clean Energy would generally be required to show: (1) shareholders' equity, market capitalization or net income of at least $5,000,000, $50,000,000 or $750,000 respectively; (2) at least 300 roundlot shareholders; (3) a public float of at least 1,000,000 shares with a market value of at least $5,000,000; and (4) a minimum bid price of $4 per share. For listing on The American Stock Exchange, Clean Energy would generally be required to show: (1) a public float with a market value of at least $15,000,000, or pre-tax income of at least $750,000 and a public float with a market value of at least $3,000,000; (2) shareholders' equity of at least $4,000,000; (3) a minimum bid price of $3 per share; (4) and public float of at least 500,000 shares held by at least 800 public shareholders, or 1,000,000 shares held by at least 400 public shareholders. Quantitative listing criteria for The New York Stock Exchange are more stringent than those enumerated above for The Nasdaq Stock Market or The American Stock Exchange. Clean Energy would need to significantly improve our financial performance, including increasing our shareholders' equity and generating meaningful revenues and profits, and demonstrate a substantial shareholder base and public float in order to attain a listing on a national market. We can give you no assurance we will satisfy the listing criteria for any national market by March 5, 2004.

For further information concerning risks associated with the termination of the Pulse Combustion Technology License, see that section of this annual report captioned "Uncertainties And Risk Factors-Uncertainties And Risks Generally relating To Our Company And Our Business-The Loss Of Our Technology

Licenses As A Consequence Of Our Failure To List Our Common Shares On A National Market Would Likely Force Us To Suspend Our Operations, Liquidate Our Assets, And Wind-Up And Dissolve Our Company".

Diesel Fuel Combustion Technology License

On March 5, 1999, in consideration of the sum of $10 paid to Mr. John D. Chato, we entered into a Diesel Fuel Combustion Technology License with Mr. Chato under which he granted us an exclusive worldwide license to design, engineer, manufacture, market, distribute, lease and sell burner products using the diesel fuel combustion technology, and to sublicense and otherwise commercially exploit the diesel fuel combustion technology. We are obligated under the Diesel Fuel Combustion Technology License to pay Mr. Chato or his assignees a 10% royalty based upon our net profits, after reasonable allowance for bad debts and the allocation of administrative and other overhead items, from the sale of products incorporating the diesel fuel combustion technology. The term of the Diesel Fuel Combustion Technology License expires upon the earlier of March 5, 2019, or the lapse of the newest underlying patents for the diesel fuel combustion technology, including any patented improvements. An application for a patent for the diesel fuel combustion technology was filed in August 1998 and, if issued, will expire 17 years after the issue date. For further information concerning the underlying patents for the diesel fuel combustion technology, see that section of this annual report captioned "Business-Patents and Proprietary Rights".

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

The Diesel Fuel Combustion Technology Agreement provides that we will automatically obtain full ownership of the diesel fuel combustion technology, without the payment of any additional consideration, as of the same date as we acquire title to the pulse combustion technology. We refer to this acquisition right as the "Diesel Fuel Combustion Technology Option". Should we acquire full ownership of the diesel fuel combustion technology, we will nevertheless continue to be obligated to pay the 10% royalty to Mr. Chato or his assigns.

Should the Pulse Combustion Technology License be terminated without our acquiring full ownership of the pulse combustion technology, then the Diesel Fuel Combustion Technology License will expire concurrently, and we will lose all rights to market burner products using the diesel fuel combustion technology. For further information concerning risks associated with the termination of the Pulse Combustion Technology License, see the section of this annual report captioned "Uncertainties And Risk Factors -Uncertainties And Risks Generally relating To Our Company And Our Business-The Loss Of Our Technology Licenses As A Consequence Of Our Failure To List Our Common Shares On A National Market Would Likely Force Us To Suspend Our Operations, Liquidate Our Assets, And Wind-Up And Dissolve Our Company".

Patents And Proprietary Rights

Our basic pulse combustion technology and a number of design improvements to this technology are protected by a number of United States patents in the name of Mr. Chato, as inventor, the oldest of which expires in July, 2006, and the newest of which expires in July 2012. A number of international patent applications were initiated in 2001, and we anticipate that we will make international patent applications in selected foreign countries for our pulse combustion technology in the upcoming months.

We acquired our rights to our pulse combustion technology under a Pulse Combustion Technology License we entered into with 818879 Alberta on March 5, 1999. 818879 Alberta acquired its rights to the pulse combustion technology in December 1998 from a creditor of the BO Group and its related companies. Excluded from this transfer were the rights to early pulse combustion patents relating to Finland and Sweden which the creditor had purchased separately from the BO Group. As part of 818879 Alberta's acquisition of its rights to the pulse combustion technology, Mr. Chato agreed to release all of his rights to the initial pulse blade combustion patents and any improvements. Mr. Chato owns the diesel fuel combustion technology, which he licensed to us on March 5, 1999. For more complete information concerning these transactions, see the sections of this annual report captioned "Business-Our Corporate History" and "Business-License Agreements Governing Our Technology".

We intend to diligently defend any infringement of our pulse combustion technology patents. We are not aware of any potential challenges to these patents. We have not established a fund for defense of these patents, but may do so if significant sales of its products are achieved. We intend to have all employees and consultants execute trade secret and confidentiality agreements.

We cannot give you any assurance that the existing patents granted to us or our licensors will not be invalidated, that patents currently or prospectively applied for by us or our licensors will be granted, or that any of these patents will provide significant commercial benefits. Moreover, it is possible that competing companies may circumvent patents we or our licensors have received or applied for by developing products which closely emulate but do not infringe our or our licensor's patents, and consequentially market products that compete with our products without obtaining a license from us. An adverse decision from a court of competent jurisdiction affecting the validity or enforceability of our patents or proprietary rights owned by or licensed to us could have, depending generally on the economic importance of the country or countries to which these patents or proprietary rights relate, an adverse effect on our company and our business prospects. Legal costs relating to prosecuting or defending patent infringement litigation may be substantial. Costs of litigation related to successful prosecution of patent litigation are capitalized and amortized over the estimated useful life of the relevant patent. We cannot give you any assurance that we will be able to successfully defend our patents and proprietary rights, or fund the cost of that litigation. For further information concerning these risks, see that section of this annual report captioned "Uncertainties And Risk Factors-Uncertainties And Risks Generally relating To Our Company And Our Business-Our Inability To Protect Our Patents And Proprietary Rights Would Force Us To Suspend Our Operations And Possibly Even Liquidate Our Assets And Wind-Up And Dissolve Our Company".

Employees

We currently have two full-time employees and one part-time employees. Our research and development activities are performed under contract by Clean Energy Technologies, which we transferred to Mr. John D. Chato on December 31,2001. Clean Energy Technologies has three full-time employees and one part-time employee, and also engages two full-time consultants and two part-time consultants. None of our employees are represented by a union. We believe that our relations with our employees are good.

Government Regulation

The heat transfer industry, which we anticipate will represent the primary purchasers of burner products using our technologies, is subject to evolving and often increasingly stringent federal, state, local and international laws and regulations concerning the environment and energy conservation. The principal environmental regulations affecting the heat transfer industry in place today that also have a direct bearing on our burner products relate to the control of a variety of atmospheric emissions, principally nitrogen oxides, that result from the combustion process. These regulations accomplish their objectives in one of three ways-by establishing permitted emission levels for designated pollutants, by prohibiting selected business operations, and by specifying acceptable technologies, commonly known as "Best Available Control Technologies".

A representative example of a state regulation governing atmospheric emission standards is the "Zero Ammonia Technology Policy" adopted by the Massachusetts Department of Environmental Protection on January 9, 1999, which requires all applicants for permits for industrial scrubber technologies to evaluate ammonia-free technologies as the Best Available Control Technology.

A representative example of a local regulation governing atmospheric emission standards is Rule 1146.2, titled "Emissions of Oxides of Nitrogen from Large Water Heaters and Small Boilers", adopted by the South Coast Air Quality Management District or "SCAQMD", a California regional agency governing Los Angeles, Orange, Riverside and San Bernardino counties. This regulation, which was adopted in January of 1998:

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

Properties

Our executive offices and principal research and development facilities, consisting of approximately 4,300 square feet, are located at 7087 MacPherson Avenue, Burnaby, British Columbia, Canada, V5J 4N4. This space is currently leased for a two-year term, with a two-year option to renew, through our former subsidiary Clean Energy Technologies, at an approximate rental rate of CDN $3,400 per month. Effective January 1, 2002, Clean Energy will be responsible for payment of its pro-rata share of this space representing approximately one-third of the total.

Our increased levels of activity and pending business opportunities-particularly our ability to manufacture a full-size production burner for our China proposal-require expanded premises and staffing levels. Our ability to acquire and move into expanded premises, however, will be governed by our ability to raise additional capital. A larger facility, which we would share with Clean Energy Technologies, will allow our company to grow our business in many ways. We would have more office space, a demonstration area to showcase products and working prototypes as well as complete testing facilities and production space, when needed. We will also build and operate individual test cells to accommodate the development of the many applications that we, or potential licensees, have identified.

Legal Proceedings

As of the date of this annual report:

  there are no material pending legal or governmental proceedings relating to our company or properties to which we are a party, or to our knowledge any proceeding of this nature which are being contemplated or threatened; and

  there are, to our knowledge, no material proceedings to which any of our directors, executive officers or affiliates are a party adverse to us or which have a material interest adverse to us.

Submission Of Matters To A Vote Of Securities Holders

No matters were submitted to a vote of our security holders during our fourth quarter ended December 31, 2001.

Market Price Of And Dividends On Our Common shares
And Related Shareholder Matters

Market Information

As of the date of this annual report, we had of record 420 common shareholders, one series 'A' preferred shareholder, and six series 'B' preferred shareholders.

There is no public market for our common shares or other securities, and we cannot give you any assurance that any active or liquid public market for our common shares or other securities will develop or be sustained at any time in the future.

In February 2002, a United States-based broker-dealer filed an application with the NASD to sponsor the trading of our common shares on the NASD OTC Bulletin Board. No assurance can be given that the NASD will ultimately give its approval with respect to that application or, if it does, that a market for our common shares will actually commence or develop. Should a public market for our common shares develop, no prediction can be made as to the effect, if any, that the sale of common shares or the availability of common shares for sale, including upon the exercise of outstanding common share purchase options or warrants, will have on the market price prevailing from time to time. Moreover, sales of substantial amounts of our common shares on the public market, or the perception that substantial sales could occur, could adversely affect prevailing market prices for those securities and also, to the extent the prevailing market price for our common shares is decreased, adversely impact our ability to raise additional capital in the equity.

Dividend Policy

We have never paid any cash dividends on shares of our capital stock, and we do not anticipate that we will pay any dividends in the foreseeable future. Our current business plan is to retain any future earnings to finance the expansion development of our business. Any future determination to pay cash dividends will be at the discretion of our Board of Directors, and will be dependent upon our financial condition, results of operations, capital requirements and other factors as our Board may deem relevant at that time.

Selected Consolidated Financial Information

The following discussion of our consolidated financial condition and results of operations should be read in conjunction with our consolidated financial statements and their explanatory notes, which can be found at the end of this annual report.

The following table presents selected historical consolidated financial data derived from our consolidated financial statements which can be found at the end of this annual report. The selected statement of loss data set forth below for our three fiscal periods ended December 31, 2001, and the selected balance sheet data set forth below as of December 31, 2001, December 31, 2000 and December 31, 1999, have been audited by Deloitte & Touche LLP, independent auditors, as indicated in their report contained in our consolidated financial statements. The following selected financial data should be read in conjunction with our consolidated financial statements and their explanatory notes, as well as that section of this annual report captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations".
	Twelve Months Ended December 31,
	2001	2000	1999
Consolidated Statement of Operations Data:
Revenue	$ 0	$ 0	$ 0
Administrative and marketing expenses	415,439	507,449	418,367
Research and development expenses	397,006	400,377	221,037
Net loss	(812,445)	(907,826)	(639,404)
Net loss per share basic and diluted	(0.09)	(0.09)	(0.08)
Weighted average common shares outstanding	10,131,694	10,131,694	8,036,458

	December 31,
	2001	2000	1999
Consolidated Balance Sheet Data:
Working capital (deficiency)	$ 87,405	$ (136,772)	$ (190,758)
Current assets	370,716	98,400	110,189
Patents	35,335	25,175	11,427
Property and equipment	0	62,256	43,429
Total assets	406,051	185,831	165,045
Current liabilities	283,311	235,172	300,947
Long-term obligations	659,403	-	-
Total liabilities	942,714	235,172	300,947
Capital deficiency	(536,663)	(49,341)	(135,902)

Management's Discussion And Analysis Of
Financial Condition And Results Of Operations

The following discussion of our consolidated financial condition and results of operations should be read in conjunction with our consolidated financial statements and their explanatory notes, which can be found at the end of this annual report.

Overview

Clean Energy was formed on March 1, 1999, for the principal purpose of acquiring exclusive world-wide license rights entitling us to design, engineer, manufacture, market, distribute, license and otherwise commercially exploit our pulse blade combustion technology. This technology has completed the primary development stage and is in a position to be commercially exploited. Our objective is to enter into licensing, royalty, joint venture or manufacturing agreements with established national and international heat transfer industry manufacturers which will result in the introduction of a variety of different burner units based upon this technology into various selected market segments. We have no revenues to date, nor have we entered into any revenue producing contracts to date, although we are currently working on a number of proto-types under several proposal requests which could lead to development grants by manufacturers over the next four to six months, and contract revenues after twelve months. Since we have not generated operating revenues to date, we should be considered a development stage enterprise.

Results Of Consolidated Operations

Operating Revenues

We had no revenues for our twelve-month fiscal periods ended December 31, 2001 ("fiscal 2001"), December 31, 2000 ("fiscal 2000"), and our ten-month fiscal period from March 31, 1999, the date of our inception, and ended December 31, 1999 ("fiscal 1999").

Net Loss

We incurred an operating loss before disposition of subsidiary of $812,445 for fiscal 2001, as compared to $907,826 and $639,404 for fiscal 2000 and fiscal 1999, respectively. You should note that our net loss for fiscal 1999 included $18,888 in pre-incorporation expenses incurred from January 1, 1999 through February 28, 1999, which we assumed upon our incorporation.

The $95,381or 10.5% decrease in our operating loss for fiscal 2001 over fiscal 2000 was primarily attributable to the following changes in costs and expenses:

  a $92,010, or 18.1%, decrease in administration expense from $507,449 to $415,439; and

  a $3,337, or 0.8%, decrease in research and development expense from $400,377 to $397,006.

The $268,422 or 42.0% increase in our operating loss for fiscal 2000 over fiscal 1999 was primarily attributable to the following changes in costs and expenses:

  an $89,082, or 21.3%, increase in administration expense from $418,367 to $507,449; and

  a $179,340, or 81.1%, increase in research and development expense from expense from $221,037 to $400,377.

The $92,010 decrease in administration expense for fiscal 2001 over fiscal 2000 was primarily attributable to reductions in wages & benefits and marketing costs, offset by across-the-board net increases in costs to support our increased level of business activities, the most significant of which were accounting and legal fees. The $89,082 increase in administration expense for fiscal 2000 over fiscal 1999 was primarily attributable to across-the-board net increases in costs to support our increased level of business activities, the most significant of which were increases in marketing costs, office costs, and in wages and benefits, partially offset by a net recovery in foreign exchange gains for fiscal 2000 over foreign exchange losses in fiscal 1999, and a decline in legal and accounting fees.

Research and development expense generally relates to the cost-including allocable salaries-to develop, improve and test our burner systems and related components. The decrease in research and development expense for fiscal 2001 over fiscal 2000 was principally attributable to a decrease in expenditures for materials and equipment associated with additional research and development efforts. Our gross research and development expense in fiscal 2000 was $400,377, as compared to $221,037 for fiscal 1999. The overall increase in our gross research and development expense in fiscal 2000 was principally attributable to the cost of materials and equipment associated with additional research and development efforts as well as increased wages and benefits attributable to a higher number of technical staff.

Relationships And Transactions On Terms That Would Not Be Available From Clearly Independent Third Parties

During fiscal 2001, we entered into the following transactions with parties that are not clearly independent on terms that might not be available from other clearly independent third parties related parties:

  We entered into an agreement in September 2001 with Mr. R. Dirk Stinson relating to the conversion of his loans to Clean Energy into common shares at a 20% discount to market, but not to exceed $2 per share, following the listing of the common shares of the OTC Bulletin Board. For a description of this transaction, see that section of this annual report below captioned "Liquidity And Capital Resources-Sources Of Cash". This transaction was negotiated by Mr. Stinson with the executive management of Clean Energy as a condition of the further extension of credit by Mr. Stinson to the company during a period of need.

  We entered into a share sale agreement with Mr. John D. Chato, a founder and the inventor of our technologies, Chairman of our Board and our principal investigator, wherein Mr. Chato agreed to purchase the shares of Clean Energy Technologies, our Canadian-based wholly-owned operating and research and development subsidiary for $1. At the effective date of the sale, Clean Energy Technologies had net liabilities of $953,526. This transaction was facilitated in order to preserve our ability to recover Canadian research and development credits. For a description of this transaction, see that section of this annual report below captioned "Business-Subsidiaries".

  Effective January 1, 2002, we also entered into a research and development agreement with Clean Energy Technologies on a cost plus basis, pursuant to which Clean Energy Technologies provides pre-approved budgeted pulse combustion research and development services to Clean Energy USA, and invoices the latter company for its budgeted costs, related overhead and a 10% mark-up. For a description of this transaction, see that section of this annual report below captioned "Business-Subsidiaries".

Liquidity And Capital Resources

Sources of Cash

Our cash flow requirements from our inception through December 31, 2001 were principally funded by:

  $976,887 in short-term advances from one of our directors, Mr. R. Dirk Stinson, which advances were subsequently converted in fiscal 2000 into 487,944 common shares at a conversion price of $2 per share pursuant to the terms of our financing agreement with Mr. Stinson;

  $500,002 in gross proceeds from a private placement of series 'B' preferred shares which closed on April 6, 1999, and

  $982,495 in accounts payable, accrued liabilities and short-term advances by shareholders,.

  $659,403 in provisions and liabilities related to transfer of ownership of subsidiary.

The short-term advances by Mr. Stinson described above were extended pursuant to an unsecured revolving promissory note in the original amount of $50,000 dated August 8, 1999. This note required Clean Energy to repay the $50,000, plus any additional amounts Mr. Stinson agrees to advance to Clean Energy, plus interest accrued on these amounts at the rate of prime plus 2% per annum, by August 10, 2000, or any earlier time we raise CDN $750,000 in equity, debt or joint-venture financing or product revenues. On or about August 10, 2000, Mr. Stinson agreed to amend the terms of the note to provide for the repayment of any outstanding balances to thirty days of demand. Mr. Stinson is afforded the right under the note to convert any portion of the outstanding indebtedness under the note into common shares at any time at the conversion rate of one common share per $2 of indebtedness. On August 15, 2000, Mr. Stinson converted the current balance of the loan as of that date into common shares, and has continued since that date to fund Clean Energy through short-term advances. In September, 2001, the company extended to Mr. Stinson the right, should the common shares be listed on the OTC Bulletin Board, to convert any portion of outstanding indebtedness under the note that accrues on or prior to the date that occurs two months after the date of listing, at a conversion rate equal to 80% of the market trading price as of that date, but not to exceed $2 per share. The balance of Mr. Stinson's unconverted short-term advances as of December 31, 2001 was $174,406.

In September, 2001, similar promissory notes were signed by Clean Energy Technologies in favor of Messrs. John P. Thuot and Barry A Sheahan and their respective personal service companies, related to unpaid wages and/or fees totaling CDN $153,000. These notes require Clean Energy Technologies to repay the CDN $153,000, plus any additional future unpaid wages and/or fees, plus interest accrued on these amounts at the rate of prime plus 2% per annum, by September 30, 2002. Messrs. Thuot and Sheahan and their respective personal service companies were also afforded the right under the note to convert any portion of the outstanding indebtedness under the notes into common shares of Clean Energy (then the parent of Clean Energy Technologies) at any time at a conversion rate determined at the time of conversion based on a 20% discount to market trading price, or $2 per share if Clean Energy's shares are not trading at the time of conversion. Should this conversion occur, Clean Energy Technologies has agreed, as part of the transaction pursuant to which it was transferred in December 2001 to Mr. John D. Chato, to pay Clean Energy for the full amount of the outstanding indebtedness under the notes.

There are no guarantees, commitments, lease and debt agreements or other agreements that could trigger adverse change in our credit rating, earnings, cash flows or stock price, including requirements to perform under standby agreements, other than defaults in our obligations under our office lease described in that section of this annual report captioned "Properties" and contingent liabilities of Clean Energy Technologies in the amount of $288,687 which arise from contracts previously entered into by Clean Energy either jointly with, or on behalf of, that company before its transfer in December 2001 by Clean Energy. These contingent liabilities are included as part of our liabilities relating to Clean Energy Technologies in our consolidated balance sheet.

Cash Position and Sources And Uses Of Cash

Our cash and cash equivalents position as of December 31, 2001 was $NIL, as compared to $2,122 and $26,414 as of December 31, 2000 and December 31, 1999, respectively. The $2,122 decrease in our cash and cash equivalents position for fiscal 2001 was attributable to $266,473 in cash used in operating activities which was partially offset by $322 in cash generated by investing activities and $264,029 in cash generated by financing activities. The $24,292 decrease in our cash and cash equivalents position for fiscal 2000 was attributable to $703,188 in cash used in operating activities and $56,842 in cash used in financing activities, partially offset by $735,738 in cash raised through investing activities.

Our operating activities used cash in the amount of $266,473 for fiscal 2001, as compared to cash requirements of $703,188 for fiscal 2000. The $266,473 in cash used in operating activities for fiscal 2001 reflected our net loss of $812,445 for that period, as decreased for non-cash deductions and a net increase in non-cash working capital balances. The $703,188 in cash used in operating activities for fiscal 2000 reflected our net loss of $907,826 for that period, as decreased for non-cash deductions and a net increase in non-cash working capital balances.

We realized cash in the amount of $322 from investing activities in fiscal 2001, as compared to $56,842 of cash used for investing activities in fiscal 2000. The principal source of cash for 2001 was proceeds from sale of short-term investment, while the principal use of cash for fiscal 2000 was to acquire property and equipment.

The $264,029 in cash generated by financing activities for fiscal 2001 was principally comprised of $261,052 in funds advanced by shareholders. The $735,738 in cash raised through financing activities for fiscal 2000 was principally comprised of $747,331 in net funds advanced by a shareholder (all of which were subsequently converted into common shares), partially offset by $13,289 in advances repaid.

Plan Of Operation And Prospective Capital Requirements

Our ability to continue as a going concern will be dependent upon our entering into revenue producing contracts and raising additional working capital to fund these contracts, conduct addition research and development activities through our contract with Clean Energy Technologies and fully implement our longer-term business plan and marketing strategies. We anticipate that we will need to raise at least $850,000 to fund our projected operating, research and development and project costs over the next twelve months assuming we continue to stay our China coal project, and at least $5,000,000 in working capital (including the $850,000 noted above) to fully implement our business plan and marketing strategies including the acquisition of the necessary plant, equipment and personnel to pursue our China coal project. These estimates will be subject to significant change based upon any contracts we may enter into and/or additional capital we may raise, including any grant monies we receive from our proposed Alberta coal burning project grant application.

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

Our intent is to raise additional working capital to fund our ongoing capital and operational requirements in one or more increments through contract advances, public or private sales of debt or equity securities, debt financing or short-term loans, or a combination of the foregoing. We currently are in contact with, and over the past year have also been in contact with, a number of financing sources, including investors, lenders and finders, relative to funding our ongoing capital requirements. We have not to date, however, received commitments from any of these sources on terms our board deems acceptable. Our ability to raise monies has also been impacted in part by uncertainties as to when a public market in our common shares would commence as a result in delays by Canadian securities regulators relating to the approval of the distribution of our common shares in Canada by some of our shareholders, which was since effected in January 2002, as well as general poor economic conditions and enhanced risks associated in investing in development stage ventures. In the meantime our officers negotiated an agreement to acquire a facility on a lease-purchase basis which would allow us to further our China coal project, however, this acquisition has been put on stay pending the receipt of sufficient capital for working capital purposes through investment, loans or grants.

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

Other Matters

Research And Development Expenditures

Research and development expenditures are expensed as incurred.

Foreign Exchange

We recorded a $17,108 foreign currency translation gain in fiscal 2001 as an administration expense recovery item on our statements of operations and deficiency in assets in consolidating our books for financial reporting purposes as the result of the fluctuation in United States-Canadian currency exchange rates during that period. We anticipate that our exposure to significant foreign currency gains or losses on our accounting records will decrease as the result of the sale of Clean Energy Technologies. We cannot give you any assurance that our future operating results will not be similarly adversely affected by currency exchange rate fluctuations. See that section of this annual report captioned "Quantitative and Qualitative Disclosure About Market Risk" for a description of other aspects of our company that may be potentially affected by foreign exchange fluctuations.

Effect Of Inflation

In our view, at no time over the past three fiscal years has inflation or changing prices had an adverse material impact on our operating results.

Critical Accounting Policies

Our consolidated financial condition and results of operations are not currently subject to or impacted by any critical accounting policies involving areas in which subjective or complex judgments are made with respect to methods, assumptions or estimates concerning the effect of matters that are inherently uncertain.

Recent Accounting Pronouncements

In June 2001, the FASB introduced SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition of intangible assets acquired outside of a business combination whether acquired individually or with a group of other assets. These standards require all future business combinations to be accounted for using the purchase method of accounting. Goodwill will no longer be amortized but instead will be subject to impairment tests at least annually. We adopted SFAS No. 141 on a prospective basis as of July 2001, and must adopt SFAS No. 142 in January 2002. SFAS No. 141 did not have, and SFAS No. 142 is not expected to have, an impact on our consolidated financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets to be held and used, to be disposed of other than by sale, and to be disposed of by sale. We will be required to adopt SFAS No. 144 in the first quarter of 2002 on a prospective basis. Adoption is not expected to have significant impact on our consolidated financial position or results of operations.

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

Interest Rate Fluctuations

It is our policy to maintain the bulk of our available cash in in U.S. dollar-denominated money-market accounts. Our interest income from these short-term investments could be adversely affected by any material changes in interest rates within the United States.

Uncertainties And Risk Factors That May
Affect Our Future Results And Financial Condition

We have described below a number of uncertainties and risks which, in addition to uncertainties and risks presented elsewhere in this annual report, may adversely affect our business, operating results and financial condition. The uncertainties and risks enumerated below as well as those presented elsewhere in this annual report should be considered carefully in evaluating our company and our business and the value of our securities.

Uncertainties and Risks Generally Relating To Our Company And Our Business

As a recently formed company with a limited operating history, we are subject to all the risks and issues inherent in the establishment and expansion of a new business enterprise, and our failure to address these risks and issues will adversely affect our ability to complete pending project proposals, introduce our products to the market, generate revenues and profits, and raise additional working capital

We were only recently organized, on March 1, 1999, and have a limited operating history. We have not yet introduced our products commercially to the markets or entered into binding contracts to do so. We are, as a consequence, subject to all the risks and issues inherent in the establishment and expansion of a new business enterprise. Our failure to successfully address these risks would adversely affect our ability to:

  complete our pending project proposals and introduce burner products using our technologies onto the market and to compete, with consequential delays in our ability to generate revenues and profits; and

  raise additional working capital.

Our activities through the date of this annual report have been limited to:

  completing our pending project proposals and introduce burner products using our technologies onto the market and to compete, with consequential delays in our ability to generate revenues and profits; and

  developing our business plan;

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

We have accumulated losses since our inception and our continued inability to generate revenues and profits would adversely affect our ability to complete pending project proposals, introduce our products to the market and raise additional working capital, and could ultimately force us to suspend our operations and even liquidate our assets and wind-up and dissolve our company

We are a developmental stage company since we have not commenced commercial sales of our burner technologies and have no revenues to date. Our failure to generate revenues and ultimately profits would:

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

We do not anticipate that we will generate revenues for at least twelve months at the earliest, assuming that one or more of our pending projects lead to a commercial contract. We have, as a result of our lack of revenues, incurred operating losses in the amount of $2,359,675 from our inception through December 31, 2001, and we anticipate that we will continue to incur substantial operating losses for the foreseeable future, despite any revenues we may receive in the short-term from any of our pending projects, due to the significant costs associated with the development and marketing of our burner technologies. We cannot give you any assurance that we will generate revenues or profits in the near future or at all.

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

We anticipate that we will need to raise at least $850,000 to fund our projected operating and project costs over the next twelve months, and at least $5,000,000, including the $850,000 noted above, in additional working capital to fully implement our longer-term business plan and marketing strategies. We have no current arrangements for obtaining this additional capital other than our current relationship with Mr. Stinson, and will seek to raise this amount in one or more increments through contract advances, public or private sales of debt or equity securities, debt financing or short-term loans, or a combination of the foregoing. We cannot give you any assurance that we will be able to secure the additional capital we require to continue our operation at all, or on terms which will not be objectionable to our company or our shareholders, including substantial dilution or the sale or licensing of our technologies.

Explanatory note 1 to our financial statements states that if we do not raise sufficient capital there is a substantial doubt as to our ability to continue as a going concern. Our independent auditors expressed a going concern opinion in their report accompanying our financial statements for the fiscal year ended December 31, 2001 .

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

  Ravenscraig, the licensor of our pulse combustion technology, reserves the right to terminate the Pulse Combustion Technology License if our common shares do not actively trade on a "national market", which we define under the license agreement as The New York Stock Exchange, The American Stock Exchange or The Nasdaq Stock Market, on or after March 5, 2004. Clean Energy would need to significantly improve our financial performance, including increasing our shareholders' equity and generating meaningful revenues and profits, and demonstrate a substantial shareholder base and public float in order to attain a listing on a national market. We can give you no assurance we will satisfy the listing criteria for any national market by March 5, 2004. Should Ravenscraig, exercise this termination right, we reserve the right to over-ride Ravenscraig' exercise by purchasing the pulse combustion technology outright for a formula-based cash payment.

  Mr. John D. Chato, the licensor of our diesel fuel combustion technology, reserves the right to terminate the Diesel Fuel Combustion Technology License if Ravenscraig terminates the Pulse Combustion Technology License for the reasons stated above.

  If we acquire title to our pulse combustion technology from Ravenscraig by reason of our success in developing an active trading market on a national market, then Ravenscraig. will retain the right to repurchase the pulse combustion technology from us should we declare bankruptcy or become insolvent.

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

Although Messrs. Chato, Thuot, Sheahan and DeFina have signed research and development or management services agreements, we cannot give you any assurance that one or more of these employees will not leave our company. We also do not carry key person life insurance on any of our key management personnel.

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

You may not be able to effect service of process upon or enforce a judgment against Clean Energy and its executive officers or directors

Since Clean Energy's principal executive offices are located in the province of British Columbia, Canada, and our executive officers and all but one of our directors are resident of countries outside of the United States, it may not be possible for you to effect service of process upon, or enforce a judgment against, Clean Energy or our executive officers or directors, with respect to any civil actions predicated on the civil liability provisions of United States federal or state securities legislation that you may file in the federal or state courts of the United States or any resultant judgments you obtain in those courts.

Risks Relating to Our Securities

There is no public trading market for our common shares or other securities, and no public trading market may ever develop, including on the OTC Bulletin Board

There is no public market for our common shares or other securities, and we cannot give you any assurance that any active or liquid public market for our common shares or other securities will develop or be sustained at any time in the future. While a United States-based broker-dealer has filed an application with the NASD to sponsor the trading of our common shares on the OTC Bulletin Board, no assurance can be given that the NASD approval for that application will ultimately be given, or that our common shares will ever qualify for quotation or listing on any other over-the-counter market or on any exchange.

In the absence of a public market for our common shares or other securities, your ability to sell those securities will be limited to privately negotiated transactions, and you will face difficulties in finding purchasers for your shares

In the absence of a public market for our common shares or other securities on an over-the-counter market or an exchange, you will not be able to sell those shares or securities through normal brokerage channels, and your ability to sell those shares or securities will be limited to privately negotiated transactions. You will likely face difficulties in finding a purchaser for those shares or other securities, particularly in view of our limited operating history, our absence of revenues, profits and dividends, our need for additional capital, your position as a minority shareholder, and the other risk factors discussed in this annual report relating to an investment in our securities. Lenders will also not readily accept those shares or other securities as collateral for these same reasons. Also, our company and our officers, directors, shareholders and agents are under no obligation to purchase those shares or other securities from you. As a result of these factors, you may not be able to sell or liquidate our common shares or other securities should you need to do so due to a financial emergency or other exigent circumstances, including your death or disability. Moreover, if you do find a purchaser for those shares or other securities, the price you receive may be less than the price you believe to be warranted. Consequently, you should consider an investment in our common shares or other securities only as an illiquid long-term investment.

Even if a public market for our common shares or other securities were to develop, your ability to sell those shares or other securities on that market will be circumscribed by a number of regulatory and contractual restrictions

Even if a public market for our common shares or other securities is eventually developed through its quotation on the OTC Bulletin Board or later quotation or listing on a national market, your ability to sell those securities on that public market will be circumscribed by the following regulatory and contractual considerations:

  the necessity of complying with any state "Blue Sky" or Canadian provincial securities laws which may be applicable;

  contractual volume restrictions on sale imposed on some of the holders of blocks of more than 3,000 shares, including enumerated common shares upon which we have imposed lock-up restrictions as a condition to our cooperation in establishing a public market for our common shares on the OTC Electronic Bulletin Board;

  the amount of shares which you may freely trade under Rule 144 if applicable; and

  the disclosure and investor suitability rules promulgated under the Penny Stock Reform Act of 1990 and limitations mandated by Rule 15c-2-6 promulgated by the Securities and Exchange Commission (the "SEC"). These "penny stock rules" are generally applicable to all trades of $5 or more unless the shares are listed on a national stock exchange or quoted on the Nasdaq Market. Under these rules, the broker-dealer facilitating the sale is required to deliver a standardized risk disclosure document prepared by the SEC to provide the customer with additional information including current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, monthly account statements showing the market value of each penny stock held in the customer's account, and to make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. To the extent these requirements may be applicable they will reduce the level of trading activity in the secondary market for our common shares and may severely and adversely affect the ability of broker-dealers to sell our common shares.

Should a public market for our common shares or other securities develop, no prediction can be made as to the effect, if any, that the sale of shares or the availability of shares for sale will have on the market price prevailing from time to time. Moreover, sales of substantial amounts of our common shares or other securities on the public market, or the perception that substantial sales could occur, could adversely affect the prevailing market prices for those shares and also, to the extent the prevailing market price for those shares is reduced, adversely impact our ability to raise additional capital in the equity markets.

Even if a public market for our common shares or other securities were to develop, the price for those securities would likely be volatile due to market considerations beyond our control

The securities markets have from time to time experienced significant price and volume fluctuations that can be unrelated to the operating performance or financial condition of any particular company. This is especially true with respect to emerging companies such as ours. Examples of external factors, which can generally be described as factors that are unrelated to the operating performance or financial condition of any particular company, include changes in interest rates and worldwide economic and market conditions and trends, as well as changes in industry conditions, such as changes in the cost of components and energy, regulatory and environment rules, announcements of technology innovations or new products by other companies, and quarterly fluctuation in our or in our competitors' operating results. Examples of internal factors, which can generally be described as factors that are directly related to our operating performance or financial condition, would include release of reports by securities analysts and announcements we may make from time-to-time relative to our ability to enter into contracts or other arrangement, our operating performance, advances in our technology or other business developments specific to our company. Any of these external or internal factors could have a significant impact on the price of our common shares or other securities were a public market develop for those securities. Moreover, because we are a development stage enterprise with a limited operating history and no revenues or profits, the market price for our common shares or other securities would be more volatile than that of a seasoned issuer, and may changes in the market price may have no connection with our operating results or prospects. No predictions or projections can be made as to what the prevailing market price for our common shares or other securities will be at any time.

You should not expect to receive a liquidation distribution

If you hold common shares and were we to wind-up and dissolve our company and liquidate and distribute our assets, you would share ratably with our other common shareholders in our assets only after we satisfy the following obligations calculated as of December 31, 2001:

  any amounts we would owe to our creditors ($571,998);

  any amounts we would owe to our series 'A' preferred shareholders as a liquidation preference ($1,000);

  any amounts we would owe to our series 'B' preferred shareholders as a liquidation preference ($500,002); and

  any amounts we would owe to our series 'C' preferred shareholders as a liquidation preference ($0).

If our liquidation were attributable to our inability to profitably operate our business, then it is likely that we would have material liabilities at the time of liquidation or dissolution. We cannot give you any assurance that sufficient assets will remain available after the payment of our creditors and preferred shareholders to enable you to receive any liquidation distribution with respect to any common shares or other securities of our company you may hold.

Our current principal shareholders will continue to control our company, and will accordingly retain the power to substantially influence corporate actions that conflict with the interests of public shareholders

Our present executive officers and directors will, as a group, hold approximately 51% of our common shares and, as consequence, hold the power to substantially influence corporate actions that conflict with the interests of our public shareholders, including:

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

While our series 'A' preferred shareholders generally do not have the right to vote, we cannot effectuate any of the following transactions or actions without their consent and approval:

  the declaration or payment of any dividend (other than a stock split) to our common or preferred shareholders;

  the redemption or purchase of common or preferred shares;

  the sale of our principal assets or business;

  a merger or consolidation of our company with any other company;

  the liquidation or dissolution of our company,

  the assignment of our assets to our creditors, or

  a filing for bankruptcy by our company.

An investment in our common shares or other securities will entail you entrusting these and similar decisions to our present management and principal shareholders subject, of course, to their fiduciary duties and the business judgment rule.

Our right to issue additional capital stock at any time could have an adverse effect on your proportionate ownership and voting rights

Our Certificate of Incorporation currently authorizes us to issue 15,000,000 common shares, and 1,000,000 preferred shares, including 248,999 serial or "blank check" preferred shares that will contain rights, preferences and privileges to be prospectively fixed by our board of directors at the time of issuance-without shareholder consent or approval-based upon any factors our board of directors may deem relevant at that time. Our board of directors and shareholders have also recently approved an increase in our authorized capital to 25,000,000 common shares and 1,500,000 preferred shares. It is likely that we will be required to issue a large amount of additional securities to raise capital to further our development and marketing plans, particularly our coal project. If you are a common shareholder, your proportionate ownership and voting rights could be adversely effected by the issuance of additional common, series 'C' convertible or "blank check" preferred shares, depending on their rights, preferences and privileges, including a substantial dilution in your net tangible book value per share. We cannot give you any assurance that we will not issue shares of capital stock under circumstances we may deem appropriate at the time.

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

  require any action to be taken by our common and series 'B' preferred shareholders to be effected at a duly called annual or special meeting of those shareholders, and prohibit those shareholders from effecting any action by written consent unless approved by a two-thirds affirmative vote of their shares;

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

Our Board of Directors also has the authority to fix the rights and preferences of and issue our "blank check" preferred shares without the approval of our common shareholder and, in some cases, our series 'B' and series 'C' preferred shareholders. Any "blank check" preferred shares we issue could also be utilized as a method for raising additional capital or discouraging, delaying or preventing a change in control of our company. We cannot give you any assurance that we will not issue "blank check" preferred shares under circumstances we may deem appropriate at the time.

Special Note Regarding Forward Looking Statements

In this annual report we have made a number of statements, which we refer to as "forward-looking statements", which generally relate to our present expectations or predictions as to the possible occurrence of future events or the existence of trends and factors that may impact our future plans and operating results. These forward-looking statements are based upon assumptions and analyses made by us in the context of our current business plan and information currently available to us and in light of our experience and perceptions of historical trends, current conditions and expected future developments and other factors we believe to be appropriate in the circumstances. You can generally identify any forward-looking statements contained in this annual report through words and phrases such as "seek", "anticipate", "believe", "estimate", "expect", "intend", "plan", "budget", "project", "will be", "will continue", "will likely result", and similar expressions. Forward-looking statements that may be contained in this annual report would, for example, include statements relating to the timing and likelihood of success of our drilling and production plans and the performance of our joint venture partners and various other statements generally contained in those sections of this annual report captioned "Business" and "Management's Discussion And Analysis Of Financial Condition And Results Of Operations".

Whenever you read any forward looking statement contained in this annual report you should remain mindful that actual results or developments may not conform to the anticipated or predicted result or development as expressed in or implied by the forward-looking statement for a number of reasons or factors including, by way of example and not limitation, changes in circumstances and events (including changes in our business plan and corporate strategies or those of our joint venture partners) and the effect on our business or those expectations or predictions or of various risks and uncertainties described in this "Risk Factors" section uncertainties and risk factors described in this section or elsewhere in this annual report. Moreover, you must read each forward-looking statement in context with, and an understanding of, the various other disclosures concerning our company and our business made elsewhere in this annual report. Additionally, the various uncertainties and risk factors described in this section or elsewhere in this annual report are not exhaustive, and new risks and uncertainties may emerge from time to time. It is not possible for us to predict all risks and uncertainties, nor can we assess the impact of all risks and uncertainties on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from, those contained in any forward-looking statement. Consequently, all forward-looking statements made in this annual report are fully qualified by this special note, and we can give you no assurance that the results or developments anticipated or predicted by us will be realized, or even if realized, that they will have the expected consequences to, or effects on, us. Given these factors, you should not place undue reliance on any forward-looking statement as a prediction of actual results or developments.

We are not obligated to update or revise any forward-looking statement contained in this annual report to reflect new events or circumstances unless and to the extent required by applicable law. You are also cautioned that we intend for all forward-looking statements contained in this annual report to be construed as "forward-looking statements" within the meaning Section 21E of the United States Securities Exchange Act of 1934 and, to the extent it may be applicable by way of the incorporation of statements contained in this annual report by reference or otherwise, Section 27A of the United States Securities Act of 1933, each of which establishes a safe-harbor from private actions for forward-looking statements as defined in those statutes.

Consolidated Financial Statements And Supplementary Data

Our consolidated financial statements and the report of our independent auditors are filed in a separate section at the end of this annual report.

Changes In And Disagreements With Accountants
On Accounting And Financial Disclosure

Not applicable.

Directors And Executive Officers

Information relating to our directors and executive officers required under the rules of the SEC will be contained in our definitive proxy statement to be distributed later this year in advance of our Annual Meeting of Shareholders. Pursuant to those rules, the information relating to our directors and executive officers contained in our definitive proxy statement to be distributed later this year in advance of our Annual Meeting of Shareholders is hereby incorporated into this annual report by reference.

Executive Compensation

Information relating to executive compensation required under the rules of the SEC will be contained in our definitive proxy statement to be distributed later this year in advance of our Annual Meeting of Shareholders. Pursuant to those rules, the information relating to executive compensation contained in our definitive proxy statement to be distributed later this year in advance of our Annual Meeting of Shareholders is hereby incorporated into this annual report by reference.

Ownership Of Our Securities by Beneficial Owners And Management

Information relating to the ownership of our securities by beneficial owners and our management required under the rules of the SEC will be contained in our definitive proxy statement to be distributed later this year in advance of our Annual Meeting of Shareholders. Pursuant to those rules, the information relating to the ownership of our securities by beneficial owners and our management contained in our definitive proxy statement to be distributed later this year in advance of our Annual Meeting of Shareholders is hereby incorporated into this annual report by reference.

Certain Relationships And Related Transactions

Information relating to certain relationships and related transactions involving our beneficial owners, management and agents required under the rules of the SEC will be contained in our definitive proxy statement to be distributed later this year in advance of our Annual Meeting of Shareholders. Pursuant to those rules, the information relating to certain relationships and related transactions involving our beneficial owners, management and agents contained in our definitive proxy statement to be distributed later this year in advance of our Annual Meeting of Shareholders is hereby incorporated into this annual report by reference.

-45

Exhibits, Financial Statements, Schedules And Reports On Form 8-K

(a)(1) Consolidated Financial Statements:

Independent Auditors Report (Deloitte & Touche LLP)	F-1
Consolidated Balance Sheets at December 31, 2001 and 2000	F-2
Consolidated Statements of Operations for the twelve-month periods ended December 31, 2001, December 31, 2000 and December 31, 1999	F-3
Consolidated Statements of Capital Deficiency from inception (March 1, 1999) through December 31, 2001	F-4
Consolidated Statements of Cash Flows for the twelve-month periods ended December 31, 2001, December 31, 2000 and December 31, 1999	F-5
Explanatory Notes To Consolidated Financial Statements	F-6

(a)(2) Schedules required by Regulation S-X are filed as an exhibit to this report:

Independent Auditors' Report on Schedules and Consent
Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements notes thereto

(b) Exhibits

3.1	Certificate of Incorporation filed in the Office of the Delaware Secretary of State on March 1, 1999 (1)
3.2	Certificate of Amendment to Certificate of Incorporation filed in the Office of the Delaware Secretary of State on May 20, 1999 (1)
3.3	Certificate of Amendment to Certificate of Incorporation filed in the Office of the Delaware Secretary of State on November 12, 1999 (2)
3.4	Bylaws (as restated to reflect corporate name change) (1)
4.1	Specimen common stock certificate (1)
4.2	Specimen series 'A' preferred stock certificate (1)
4.3	Specimen series 'B' preferred stock certificate (1)
4.4	Founding Shareholders Agreement dated March 5, 1999 (1)
4.5	1999 Clean Energy Technologies, Inc. Stock Plan adopted on March 5, 1999 (as restated to reflect corporate name change) (1)
4.6

Form of Option Certificate under 1999 Clean Energy Technologies, Inc. Stock Plan relating to grants of options on March 5, 1999 to John D. Chato, John P. Thuot, Barry A. Sheahan and James V. DeFina (1)

4.7	Series B Preferred Stock Purchase Agreement dated April 6, 1999 (1)
4.8	Investor Relations and Stock Marketing Advisory Services Agreement dated April 1, 1999, with ABCE Enterprises, Inc. (1)
5	Opinion of legal counsel regarding legality of original issuance of securities being registered (2)
10.1	Pulse Combustion Technology License dated March 5, 1999, with 818879 Alberta, Ltd. (1)
10.2	Diesel Fuel Combustion Technology License dated March 5, 1999, with John D. Chato (1)
10.3	Founding Shareholders Agreement dated March 5, 1999 (see exhibit 4.4) (1)
10.4	Employment Agreement dated March 5, 1999, with John D. Chato (1)
10.5	Employment Agreement dated March 5, 1999, with John P. Thuot (1)
10.6	Employment Agreement dated March 5, 1999, with Barry A. Sheahan (1)
10.7	Employment Agreement dated March 5, 1999, with James V. DeFina (1)
10.8	Promissory Note dated August 10, 1999 in the principal amount of $50,000 between Clean Energy Combustion Systems, Inc., as maker, and R. Dirk Stinson, as holder (2)
10.9	Letter Agreement dated July 27, 2000 with The Rowe Group (3)
10.10	Letter of Intent dated January 15, 2001 with Jie Li International Environmental Technologies Group Ltd. (3)
10.11	Letter of Intent dated May 31, 2000 with the Brownridge Group(5)
10.12	Letter Agreement dated March 20, 2001 with 818879 Alberta Ltd. (3)
24	Power of attorney

    Previously filed by our company as an exhibit to our registration statement on form SB-2 filed on September 30, 1999 (Commission File No. 333-88207)
    Previously filed by our company as an exhibit to pre-effective amendment no. 1 to our registration statement on form SB-2 filed on February 25, 2000
    Previously filed by our company as an exhibit to our annual report on form 10-K for our fiscal year ended December 31, 2000 as filed on April 13, 2001
    Previously filed by our company as an exhibit to post-effective amendment no. 2 to our registration statement on form SB-2 filed on December 6, 2001

Independent Auditors' Report and Consolidated Financial Statements of:

CLEAN ENERGY COMBUSTION SYSTEMS, INC.

(A Development Stage Enterprise)

December 31, 2001

Independent Auditors' Report

To the Shareholders of

Clean Energy Combustion Systems, Inc.

We have audited the consolidated balance sheets of Clean Energy Combustion Systems, Inc. (a development stage enterprise) as at December 31, 2001 and 2000 and the consolidated statements of operations, capital deficiency and cash flows for the years then ended and for the period January 1, 1999, commencement of the development stage, to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2001 and 2000 and the results of its operations and cash flows for the years then ended and for the period January 1, 1999, commencement of the development stage, to December 31, 2001 in accordance with accounting principles generally accepted in the United States of America.

The accompanying financial statements for the year ended December 31, 2001 have been prepared assuming that the Company will continue as a going concern. As discussed in note 1 to the financial statements, the Company's recurring losses from operations and lack of liquid assets raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Deloitte & Touche LLP

Chartered Accountants

Vancouver, British Columbia, Canada

February 14, 2002

CLEAN ENERGY COMBUSTION SYSTEMS, INC. (a development stage enterprise) Consolidated Balance Sheets (expressed in U.S. dollars)
As at December 31	2001	2000
ASSETS
CURRENT
Cash and cash equivalents	$ -	$ 2,122
Short-term investments	-	13,338
Accounts receivable and prepaid expenses	-	32,122
Advances to an affiliated company (note 4)	370,716	50,818
	-------------------	-----------------
Total current assets	370,716	98,400
	-------------------	-----------------
PATENTS	35,335	25,175
PROPERTY AND EQUIPMENT (note 5)	-	62,256
	-------------------	-----------------
TOTAL ASSETS	$ 406,051	$ 185,831
LIABILITIES
CURRENT
Accounts payable	$ 84,498	$ 191,818
Accrued interest payable (note 6)	8,084	3,334
Payroll taxes	-	27,293
Advances from related parties (note 6)	190,729	12,727
Total current liabilities	283,311	235,172
Provisions and liabilities related to transfer of ownership of subsidiary (note 3)	659,403	-
TOTAL LIABILITIES	942,714	235,172
	============	===========
Going concern (note 1)
Commitments and contingencies (note 11)
CAPITAL DEFICIENCY
Authorized (note 7):
Preferred stock; par value $0.0001 per share, 1,000,000 shares
Common stock; par value $0.0001 per share, 15,000,000 shares
Issued (note 7):
Series 'A' convertible preferred stock; Liquidation preference $1 per share, or $1,000 total 1,000 shares issued and outstanding as of December 31, 2001 and 2000	1	1
Series 'B' convertible preferred stock; Liquidation preference $2 per share, or $500,002 total 175,001 shares issued and outstanding as of December 31, 2001 and 250,001 shares outstanding as at December 31, 2000	175	250
Common stock; 10,206,694 shares issued and outstanding as of December 31, 2001 and 10,131,694 shares outstanding as of December 31, 2000	1,020	1,013
Additional paid-in capital	1,821,816	1,496,625
Deficiency accumulated during the development stage	(2,359,675)	(1,547,230)
	-------------------	-----------------
TOTAL CAPITAL DEFICIENCY	(536,663)	(49,341)
	-------------------	-----------------
TOTAL LIABILITIES AND CAPITAL DEFICIENCY	$ 406,051	$ 185,831
	============	===========

The accompanying notes to consolidated financial statements
are an integral part of thesis consolidated balance sheets

CLEAN ENERGY COMBUSTION SYSTEMS, INC. (a development stage enterprise) Consolidated Statements Of Operations (expressed in U.S. dollars)
	Twelve Months Ended December 31,			Jan. 1, 1999 to Dec. 31, 2001
	2001	2000	1999	(Cumulative)
ADMINISTRATION AND MARKETING EXPENSES
Accounting	$ 34,155	$ 12,334	$ 22,076	$ 68,565
Wages and benefits	148,994	183,388	157,511	489,893
Amortization	15,297	20,929	8,801	45,027
Communications	15,547	7,063	7,701	30,317
Foreign exchange (gain) loss	(17,108)	(18,897)	8,585	(27,420)
Interest	17,198	20,797	5,861	43,856
Legal	45,412	39,250	69,450	154,112
Marketing	73,807	139,048	79,191	292,046
Occupancy	31,841	36,768	31,220	99,829
Office and miscellaneous	21,154	58,447	15,581	95,182
Professional fees	9,240	6,732	-	15,972
Transfer agent fees	19,902	1,590	12,390	33,882
	---------------	---------------	---------------	---------------
Total administration and marketing	415,439	507,449	418,367	1,341,255
	---------------	---------------	---------------	---------------
RESEARCH AND DEVELOPMENT EXPENSES
Wages and benefits	290,596	281,321	196,422	768,339
Development	106,410	119,056	24,615	250,081
	---------------	---------------	---------------	---------------
Total research and development	397,006	400,377	221,037	1,018,420
	---------------	---------------	---------------	---------------
TOTAL EXPENSES AND NET LOSS FOR THE PERIOD	$ (812,445)	$ (907,826)	$ (639,404)	$ (2,359,675)
	==========	==========	==========	==========
BASIC AND DILUTED NET LOSS PER SHARE (note 2)	$ (0.09)	$ (0.09)	$ (0.08)
	==========	==========	==========	==========
WEIGHTED AVERAGE SHARES OUTSTANDING	10,131,694	10,131,694	8,036,458
	==========	==========	==========	==========

The accompanying notes to consolidated financial statements
are an integral part of these consolidated statements of operations

CLEAN ENERGY COMBUSTION SYSTEMS, INC. (a development stage enterprise) Consolidated Statements Of Capital Deficiency (expressed in U.S. dollars)
	Series 'A' Preferred Stock		Series 'B' Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated During The Development Stage
	Shares	Amount	Shares	Amount	Shares	Amount		Period	Cumulative

Issued on incorporation	1,000	$ 1	-	$ -	9,643,750	$ 964	$ 535	$ -	$ 1,500
Private placement	-	-	250,001	250	-	-	499,752	-	500,002
Vesting of previously issued but unexercised warrants granted to consultant (note 7)	-	-	-	-	-	-	2,000	-	2,000
Net loss for the year ended December 31, 1999	-	-	-	-	-	-	-	(639,404)	(639,404)
	-----------	-----------	-----------	-----------	--------------	-----------	-----------	--------------	--------------
Balance, December 31, 1999	1,000	1	250,001	250	9,643,750	964	502,287	(639,404)	(135,902)

Vesting of previously issued but unexercised warrants granted to consultant (note 7)	-	-	-	-	-	-	18,500	-	18,500
Issued on conversion of promissory note	-	-	-	-	487,944	49	975,838	-	975,887
Net loss for the year ended December 31, 2000	-	-	-	-	-	-	-	(907,826)	(907,826)
	-----------	-----------	-----------	-----------	--------------	-----------	-----------	--------------	--------------
Balance, December 31, 2000	1,000	1	250,001	250	10,131,694	1,013	1,496,625	(1,547,230)	(49,341)

Vesting of previously issued but unexercised warrants granted to consultant (note 7)	-	-	-	-	-	-	30,601	-	30,601
Conversion of series 'B' convertible preferred stock to common stock	-	-	(75,000)	(75)	75,000	7	68	-	-
Disposition of subsidiary (note 3)							294,522		294,522
Net loss for the year ended December 31, 2001	-	-	-	-	-	-	-	(812,445)	(812,445)
	-----------	-----------	-----------	-----------	--------------	-----------	-----------	--------------	--------------
Balance, December 31, 2001	1,000	$ 1	175,001	$ 175	10,206,694	$ 1,020	$ 1,821,816	$ (2,359,675)	$ (536,663)
	========	========	========	========	==========	========	========	==========	==========

 The accompanying notes to consolidated financial statements are an integral part of these consolidated statements of capital deficiency

CLEAN ENERGY COMBUSTION SYSTEMS, INC. (a development stage enterprise) Consolidated Statements Of Cash Flows (expressed in U.S. dollars)

		December 31,		Jan. 1, 1999 to Dec. 30, 2001
	2001	2000	1999	(Cumulative)
OPERATING ACTIVITIES
Total expenses and net loss	$ (812,445)	$ (907,826)	$ (639,404)	$ (2,359,675)
Adjustments to reconcile total expenses to and net loss to net cash utilized in operating activities:
Amortization	15,297	20,929	8,801	45,027
Non-cash consulting expense	30,601	18,500	2,000	51,101
Change in operating assets and liabilities:
Accounts receivable and prepaid expenses	13,803	(10,861)	(21,261)	(18,319)
Accounts payable	377,089	168,521	23,297	568,907
Accrued liabilities	136,475	(8,124)	11,458	139,809
Payroll taxes	(27,293)	15,673	11,620	-
	----------------	----------------	----------------	------------------
Net cash used in operating activities	(266,473)	(703,188)	(603,489)	(1,573,150)
	----------------	----------------	----------------	------------------
INVESTING ACTIVITIES
Proceeds from sale of short-term investment	13,338	(3,338)	(10,000)	-
Additions to patents	(10,160)	(13,748)	(11,427)	(35,335)
Net proceeds from disposal of subsidiary	(2,051)	-	-	(2,051)
Purchase of property and equipment	(805)	(39,756)	(52,230)	(92,791)
	----------------	----------------	----------------	------------------
Net cash provided by (used in) investing activities	322	(56,842)	(73,657)	(130,177)
	----------------	----------------	----------------	------------------
FINANCING ACTIVITIES
Advances to an affiliated company	2,977	1,696	(52,514)	(47,841)
Advances from shareholders (note 6)	261,052	(228,556)	241,283	273,779
Advances from related parties	-	(13,289)	13,289	-
Proceeds from issue of common stock	-	975,887	1,000	976,887
Proceeds from issue of series 'A' convertible preferred stock	-	-	500	500
Proceeds from issue of series 'B' convertible preferred stock	-	-	500,002	500,002
	----------------	----------------	----------------	------------------
Net cash provided by financing activities	264,029	735,738	703,560	1,703,327
	----------------	----------------	----------------	------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,122)	(24,292)	26,414	-
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,122	26,414	-	-
	----------------	----------------	----------------	------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD	$ -	$ 2,122	$ 26,414	$ -
	===========	===========	===========	=============

 NON-CASH INVESTING AND FINANCING ACTIVITIES:

During the year ended December 31, 2001, 75,000 series 'A' preferred shares were converted into 75,000 common shares.
During the year ended December 31, 2000, a significant shareholder converted the principal amount and all interest of a loan into
487,944 common shares

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements of cash flows

CLEAN ENERGY COMBUSTION SYSTEMS, INC.
(a development stage enterprise)
Notes To Consolidated Financial Statements
                                                                                                                                                                                      (expressed in U.S. dollars)

  Nature of Business; Organization And Operations; Going Concern

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

  Clean Energy was formed for the specific purpose of acquiring exclusive world-wide license rights entitling us to design, engineer, manufacture, market, distribute, license and otherwise commercially exploit two innovative, "burner" technologies, our patented pulse blade combustion or "PBC" technology and our diesel fuel combustion technology. Clean Energy acquired these technologies through the purchase of two licenses in the amount of $10 each from founding shareholders of our company.

  Since we have not generated operating revenues to date, we should be considered a development stage enterprise. Clean Energy has incurred losses from inception totalling $2,359,675, has working capital of only $87,405 as of December 31, 2001, and does not currently have the financial resources to complete its business plan. Our ability to continue as a going concern will be dependent upon our ability to attain future profitable operations and to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. External financing, predominately in the short-term by loans from affiliated parties and in the longer-term through the issuance of equity or debt will be sought to finance development of our products; however, there can be no assurance that sufficient funds will be raised.

  In the event that cash flow from our operations, if any, together with the proceeds of any future financings, are insufficient to meet our current operating expenses, Clean Energy will be required to reevaluate our planned expenditures and allocate our total resources in such manner as our Board of Directors and management deem to be in our best interest.  This may result in a substantial reduction in the scope of our existing and planned operations.

  Our objective is to enter into licensing, royalty, joint venture, or manufacturing agreements with established national and international heat transfer industry manufacturers.

  We are authorized under our Certificate of Incorporation to issue common stock, series 'A' preferred stock, series 'B' preferred stock and series 'C' preferred stock (sometimes referred to in our consolidated financial statements and this report as "common shares", "series 'A' preferred shares", "series 'B' preferred shares" and "series 'C' preferred shares", respectively). See note 7.
  Significant Accounting Policies

  Basis Of Presentation

  These consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States.

  Consolidation

  We have consolidated the accounts of our wholly owned subsidiary, Clean Energy USA Inc. ("Clean Energy USA"), with those of Clean Energy in the course of preparing these consolidated financial statements. We have also consolidated the accounts of our former wholly owned subsidiary, Clean Energy Technologies (Canada) Inc. ("Clean Energy Technologies"), up to the date of its disposal on December 31, 2001 with those of Clean

CLEAN ENERGY COMBUSTION SYSTEMS, INC.
(a development stage enterprise)
Notes To Consolidated Financial Statements
                                                                                                                                                                                      (expressed in U.S. dollars)

  Energy in the course of preparing these consolidated financial statements. All significant intercompany balances and transactions amongst Clean Energy and Clean Energy Technologies up to the date of the disposal have been eliminated as a consequence of the consolidation process, and are therefore not reflected in these consolidated financial statements.Clean Energy Combustion Systems, Inc. ("we", "our company" or "Clean Energy") was incorporated under the laws of the State of Delaware and organized and commenced its operations on March 1, 1999. These financial statements also reflect select pre-organization transactions and commitments incurred between January 1, 1999 and the date of incorporation on March 1, 1999, that were accepted by the board of directors of Clean Energy in connection with its organization as obligations of our company.

  Clean Energy was formed for the specific purpose of acquiring exclusive world-wide license rights entitling us to design, engineer, manufacture, market, distribute, license and otherwise commercially exploit two innovative, "burner" technologies, our patented pulse blade combustion or "PBC" technology and our diesel fuel combustion technology. Clean Energy acquired these technologies through the purchase of two licenses in the amount of $10 each from founding shareholders of our company.

  Since we have not generated operating revenues to date, we should be considered a development stage enterprise. Clean Energy has incurred losses from inception totalling $2,359,675, has working capital of only $87,405 as of December 31, 2001, and does not currently have the financial resources to complete its business plan. Our ability to continue as a going concern will be dependent upon our ability to attain future profitable operations and to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. External financing, predominately in the short-term by loans from affiliated parties and in the longer-term through the issuance of equity or debt will be sought to finance development of our products; however, there can be no assurance that sufficient funds will be raised.

  Our objective is to enter into licensing, royalty, joint venture, or manufacturing agreements with established national and international heat transfer industry manufacturers.

  We are authorized under our Certificate of Incorporation to issue common stock, series 'A' preferred stock, series 'B' preferred stock and series 'C' preferred stock (sometimes referred to in our consolidated financial statements and this report as "common shares", "series 'A' preferred shares", "series 'B' preferred shares" and "series 'C' preferred shares", respectively). See note 7.

  Foreign Currency Translation

  Clean Energy is a Delaware corporation and considers the United States dollar to be the appropriate functional currency for our operations and these financial statements, notwithstanding that we do business in Canada in transactions denominated in Canadian dollars. It is anticipated that the majority of our business will be conducted in United States dollars and our anticipated customer base will be within the United States. For purposes of preparing these financial statements, foreign currency monetary assets and liabilities are translated into U.S. dollars at the exchange rates in effect at the balance sheet date. Other balance sheet items and revenues and expenses are translated at the rates prevailing on the respective transaction dates. Translation gains and losses are included in operations.

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

  Impairment Of Long-Lived Assets And Long-Lived Assets To Be Disposed

  We evaluate our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets or intangibles may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the assets. If any assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the net value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

  Basic And Diluted Loss Per Share

  Our basic loss per share is computed in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", by dividing the net loss for the period attributable to holders of our common stock by the weighted average number of common shares outstanding for the period. Our diluted loss per share is computed, also in accordance with SFAS No. 128, by including the potential dilution that could occur if holders of our dilutive securities were to exercise or convert these securities into common shares. Common share equivalents are excluded from the computation if their effect is anti-dilutive. Common share equivalents consist of common shares issuable upon the conversion of the convertible loans, notes and special warrants (using the if-converted method) and incremental shares issuable upon the exercise of common share purchase options and warrants (using the treasury stock method).

  Stock-Based Compensation

  In accounting for the grant of common share purchase options to our employees and directors, we have elected to follow Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees", ("APB 25"), and related interpretations. Under APB 25, companies are not required to record any compensation expense relating to the grant of options to employees or directors where the awards are granted upon fixed terms with an exercise price equal to fair value and the only condition of exercise is continued employment. See note 7.

CLEAN ENERGY COMBUSTION SYSTEMS, INC.
(a development stage enterprise)
Notes To Consolidated Financial Statements
                                                                                                                                                                                      (expressed in U.S. dollars)

  Comprehensive Income

  The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards Statement No. 130, Reporting Comprehensive Income, which is required to be adopted for fiscal years beginning on or after December 15, 1997. SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. There is no impact of SFAS 130 on our financial statements.

  Recent Accounting Pronouncements

  SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, issued under U.S. GAAP and effective in 2001, establishes accounting standards for derivatives, and requires the reporting of derivative instruments information in annual and interim reports to shareholders. SFAS No. 133 did not have an impact on our consolidated financial position or results of operations.

  In June 2001, the FASB introduced SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition of intangible assets acquired outside of a business combination whether acquired individually or with a group of other assets. These standards require all future business combinations to be accounted for using the purchase method of accounting. Goodwill will no longer be amortized but instead will be subject to impairment tests at least annually. We adopted SFAS No. 141 on a prospective basis as of July 2001, and must adopt SFAS No. 142 in January 2002. SFAS No. 141 did not have, and SFAS No. 142 is not expected to have, an impact on our consolidated financial position or results of operations.

  In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets to be held and used, to be disposed of other than by sale, and to be disposed of by sale. We will be required to adopt SFAS No. 144 in the first quarter of 2002 on a prospective basis. Adoption is not expected to have significant impact on our consolidated financial position or results of operations.

  Disposition Of Subsidiary Company

  On December 31, 2001, we sold all of the shares of Clean Energy Technologies to one of our directors, for proceeds of $1. We have recorded an increase to additional paid-in capital, which was calculated as follows:

Proceeds from disposition	$ 1
Net liabilities of Clean Energy Technologies on date of disposition	2,095,253
Offset provisions & liabilities related to transfer of ownership	(659,403)
Offset against amount due from Clean Energy Technologies related to research and development charges	(1,141,328)
Net increase in additional paid-in capital	$ 294,522

  Effective January 1, 2002, Clean Energy Technologies will invoice our remaining subsidiary, Clean Energy USA, pursuant to a research and development contract which allows Clean Energy Technologies to invoice pre-approved research and development costs, related overhead and a 10% mark-up.

CLEAN ENERGY COMBUSTION SYSTEMS, INC.
(a development stage enterprise)
Notes To Consolidated Financial Statements
                                                                                                                                                                                      (expressed in U.S. dollars)

  This reorganization has been undertaken with the long-term goal of reducing our research and development expenditures through the utilization of grants and tax-incentive programs both in the United States and Canada.

  No pro forma disclosure has been provided as Clean Energy will continue to incur research and development expenditures through our contract with Clean Energy Technologies, resulting in no significant change to our operating expenses.

  Advances To Affiliated Company

  As at December 31, 2001 and December 31, 2000, we had advanced $370,716 (CDN $590,476) and $50,818 (CDN $76,202), respectively, to Clean Energy Technologies. These advances are non-interest bearing, are repayable in Canadian dollars and have no specific terms of repayment.

  As the repayment of these advances is primarily dependant upon Clean Energy acquiring sufficient funding to honor our research and development contract with Clean Energy Technologies, a valuation allowance equal to the full amount of the advances has been set up and the net gain on disposition of Clean Energy Technologies has been reduced accordingly (See note 3).

  Property And Equipment

  Summarized below are our capitalized costs for property and equipment as of December 31, 2001 and December 31, 2000. On December 31, 2001, Clean Energy disposed all of our shares in Clean Energy Technologies, which reduced all of our property and equipment accounts to nil (note 3).

	Cost		Accumulated Depreciation		Net Book Value
	Dec 31, 2001	Dec 31, 2000	Dec 31, 2001	Dec 31, 2000	Dec 31, 2001	Dec 31, 2000
Communications equipment	$ -	$ 6,681	$ -	$ 2,756	$ -	$ 3,925
Computer hardware	-	22,9428	-	8,339	-	14,610
Computer software	-	4,550	-	2,197	-	2,353
Display/promotional equipment	-	4,832	-	805	-	4,027
Furnishings	-	2,242	-	716	-	1,526
Lab equipment	-	38,339	-	9,227	-	29,112
Leasehold Improvements	-	12,429	-	6,167	-	6,262
Office equipment	-	527	-	86	-	441
	-------------	-------------	-------------	-------------	------------	-------------
	$ -	$ 92,549	$ -	$ 30,293	$ -	$ 62,256
	=========	=========	=========	=========	=========	=========

CLEAN ENERGY COMBUSTION SYSTEMS, INC.
(a development stage enterprise)
Notes To Consolidated Financial Statements
                                                                                                                                                                                      (expressed in U.S. dollars)

  Advances From Related Parties

  Summarized below are our advances and borrowing from related parties as of December 31, 2001 and December 31, 2000:

	December 31, 2001	December 31, 2000
Advances from related company	$ -	$ 6,058
Advances from shareholders	190,729	-
Advances from consultant	-	6,669
	------------------	-------------------
	$ 190,729	$ 12,72
	============	============

  The advances of $6,058 (CDN $9,083) to Clean Energy as of December 31, 2000, were from a company controlled by shareholders in common. The advance of $6,669 (CDN $10,000) to Clean Energy as at December 31, 2000 was from a consultant. This advance was repaid in 2001 with an interest bonus of 10%.

  The advances of $190,729 (CDN $303,792) as at December 31, 2001, were from shareholders. These advances bear interest at the rate of 8.75% per annum, are repayable in Canadian dollars, and have no specific terms of repayment.  Interest of $8,084 (2000 - $3,334) has been accrued.

  Share Capital And Stock Options

During 2001, our board of directors authorized the creation of an additional 500,000 preferred shares upon our filing of an amendment to our certificate of incorporation, bringing the authorized total at that time, including classes of preferred stock designated below, to 1,500,000 shares.

Series 'A' Preferred Stock

Our series 'A' preferred shares are non-voting and may be converted into one common share at the option of the holder at any time. The affirmative consent of a majority of all outstanding series 'A' preferred shares is required to liquidate or dissolve our company, to sell our principal assets, to merge or consolidate our company with another, to declare a dividend, to make any changes in our authorized capital stock, or to issue additional preferential preferred shares. Should our common shares be accepted for listing on The New York Stock Exchange or The American Exchange or accepted for quotation on Nasdaq, all outstanding series 'A' preferred shares will automatically convert into common stock on a one for one basis once our common shares have been actively traded on that exchange or market for a two year continuous period. In the event of the voluntary or involuntary liquidation, dissolution or winding up of our company, our series 'A' preferred shareholders will be entitled to an amount equal to $1 per share, but after payment has been made to all series 'B' preferred shareholders with respect to their liquidation preference.

Clean Energy designated and issued 1,000 series 'A' preferred shares upon our incorporation.

Series 'B' Preferred Stock

Our series 'B' preferred shares are voting and are entitled to participate in dividends with our common shares.

CLEAN ENERGY COMBUSTION SYSTEMS, INC.
(a development stage enterprise)
Notes To Consolidated Financial Statements
                                                                                                                                                                 (expressed in U.S. dollars)

The affirmative consent of a majority of all outstanding series 'B' preferred shares is required to make any change in our authorized capital stock or to issue additional preferential preferred shares. Our series 'B' preferred shares may be converted at the option of the holder, at any time, into one common share. Should our common shares be accepted for listing on The New York Stock Exchange or The American Exchange or accepted for quotation on Nasdaq, all outstanding series 'B' preferred shares would automatically convert into common shares on a one for one basis. In the event of the voluntary or involuntary liquidation, dissolution or winding up of our company, our series 'B' preferred shareholders will be entitled to an amount equal to $2 per share before any payment will be made or any assets distributed to the holders of series 'A' preferred shares, common shares, or any other junior equity security.

During the period ended December 31, 1999, we designated 250,001 preferred shares as series 'B' preferred stock, and issued those shares pursuant to a private placement for gross proceeds of $500,002.

During the year ended December 31, 2001, one of our shareholders converted 75,000 series 'B' preferred shares into 75,000 common shares.

Series 'C' Preferred Stock

Our series 'C' preferred shares are voting and are entitled to participate in dividends with our common shares.

The affirmative consent of a majority of all outstanding series 'C' preferred shares is required to liquidate or dissolve our company, to sell our principal assets, to merge or consolidate our company with another, to declare a dividend, to make any changes in our authorized capital stock, to issue additional preferential preferred shares, to declare any dividends or to redeem or purchase any series 'C' preferred shares. Our series 'C' preferred shares may be converted at the option of the holder, at any time, into one common share. Should our common shares be accepted for listing on The New York Stock Exchange or The American Exchange or accepted for quotation on Nasdaq, all outstanding series 'C' preferred shares would automatically convert into one common share. In the event of our voluntary or involuntary liquidation, dissolution or winding up, our series 'C' preferred shareholders will be entitled to an amount equal to the stated value or issuance cost before any payment will be made or any assets distributed to the holders of our series 'A' preferred shares, series 'B' preferred shares, common shares, or any other junior equity security.

During the period ended December 31, 1999, we designated 500,000 preferred shares as series 'C' preferred stock. As at September 30, 2001, there were no series 'C' preferred shares.

Common Stock

During 2001, our board of directors authorized the creation of an additional 10 million common shares, which will increase our total authorized common shares to 25 million shares upon our filing of an amendment to our certificate of incorporation.

Common Share Purchase Options

In 1999, we granted non-qualified common stock purchase options to executive officers and key employees entitling them to purchase an aggregate of 320,000 common shares at an exercise price of $2 per share. These options vest equally annually over a five-year period, and each annual vesting portion expires five years subsequent to the vesting date.  The $2 exercise price was determined to be fair market value, based on the concurrent sale of convertible series 'B' preferred shares to non-related parties.

CLEAN ENERGY COMBUSTION SYSTEMS, INC.
(a development stage enterprise)
Notes To Consolidated Financial Statements
                                                                                                                                                                                      (expressed in U.S. dollars)

Also in 1999, we granted non-qualified common stock purchase options to a director entitling him to purchase an aggregate of 60,000 common shares at an exercise price of $2 per share. These options vest equally annually over a three-year period, and each annual vesting portion expires five years subsequent to the vesting date.

In 2001, we granted an additional 60,000 non-qualified common stock purchase options to each of two additional directors, having identical terms and conditions as the previous grant, except that one grant vested one-third immediately upon grant.

Also during 2001, we granted additional common share purchase options to key employees as follows:

  Employee incentive options entitling them to purchase an aggregate of 101,305 common shares at an exercise price of $3 per share. These options vest one year after being granted and expire five years subsequent to the vesting date.

  Management incentive options entitling them to purchase an aggregate of 24,000 common shares at an exercise price of $2 per share. These options vest equally monthly over a one-year period, and each annual vesting portion expires five years subsequent to the vesting date.

At December 31, 2001, a total of 625,305 common share purchase options had been granted, and 206,000 options were vested. No common share purchase options have been exercised as at December 31, 2001.

Pursuant to APB 25, we have not recorded any compensation expense relating to the grant of these common share purchase options for any period in these consolidated financial statements insofar as the exercise price for all of these options equaled or exceeded the fair value of the underlying common shares on the effective date of grant. See note 2. Had we elected to follow the alternative fair value accounting provided for under SFAS No. 123, "Accounting for Stock-Based Compensation", we would have recorded additional compensation costs of approximately $54,690, $28,974 and $88,589 for the twelve-month periods ended December 31, 2001, December 31, 2000 and December 31, 1999, respectively. These amounts were determined using an option pricing model assuming no dividends are to be paid, an average vesting period of five years, a weighted average annualized volatility of our share price of zero and a weighted average annualized risk free interest rate at 5.25%.

The following pro forma financial information presents the net loss for the period and loss per common share had we adopted Statement SFAS No. 123:

December 31	2001	2000	1999
Net loss for the period	$ (867,135)	$ (936,800)	$ (727,993)
	==========	==========	==========
Basic and diluted loss per common share	$ (0.09)	$ (0.09)	$ (0.09
	==========	==========	==========

Common Share Purchase Warrants

During 1999, we issued 36,000 common share purchase warrants as additional consideration pursuant to a public relations services agreement pursuant to which the holder is given the right to purchase 36,000 common shares at $2 per share. The right to exercise these warrants vests in equal monthly instalments over a twenty-four month period, and each instalment lapses five years after date of vesting. As at December 31, 2001, all of the 36,000 shares have vested and none have been exercised.

During 2000, we also issued 200,000 share purchase warrants as additional consideration pursuant to an investors and media relations services agreement pursuant to which the holder is given the right to purchase 200,000 common shares at prices between $2 to $5 per share.

CLEAN ENERGY COMBUSTION SYSTEMS, INC.
(a development stage enterprise)
Notes To Consolidated Financial Statements
                                                                                                                                                                                      (expressed in U.S. dollars)

The right to exercise these warrants vests in equal quarterly instalments over a twelve-month period commencing July 27, 2000, and each instalment lapses twelve months after date of vesting. As at December 31, 2001, all 200,000 shares have vested at an exercise price of $2 per share, 100,000 of the warrants have lapsed, and none of the warrants have been exercised.

Pursuant to the fair value method of accounting, we recorded compensation expense of $30,601 and $18,500 for the years ended December 31, 2001 and December 31, 2000, respectively, in connection with the grant and vesting of these warrants. These amounts were determined using an option pricing model which assumes no dividends are to be paid, a two-year vesting period, a weighted average annualized volatility of our share price of 20%, and a weighted average annualized risk free interest rate at 5.25%.

  Income Taxes

  As at December 31, 2001, we had net operating loss carry forwards available to reduce our taxable income in future years by the amount of approximately $2,200,000. At the statutory rate of 30%, this net operating loss represents a potential non-current income tax asset of $660,000. We had no other significant temporary or permanent timing differences. The tax asset relating to operating losses incurred through December 31, 2001, has been fully offset by a valuation allowance.

  Related Party Transactions

Related party transactions and balances not disclosed elsewhere in these financial statements are as follows:

  We had advanced $9,688 (CDN $14,527) to one of our shareholders as at December 31, 2000. These advances were non-interest bearing, are repayable in Canadian dollars and had no specific repayment terms. The advances were repaid in 2001.

  We were granted exclusive world-wide license rights entitling our company to design, engineer, manufacture, market, distribute, license and otherwise commercially exploit two patented "burner" technologies, our pulse blade combustion or "PBC" technology and our diesel fuel combustion technology. The former license was granted by one of our founding shareholders who indirectly holds greater than 10% of our outstanding and issued common shares and is also one of our directors, while the latter license was granted by one of our founding shareholders who both indirectly holds greater than 10% of our outstanding and issued common shares and who is also the inventor of both technologies and one of our directors.

  We disposed of Clean Energy Technologies, our wholly owned subsidiary, to a director of our company, the inventor of our technologies and a shareholder who indirectly holds greater than 10% of our issued common shares. Proceeds to Clean Energy were $1, however, net liabilities of Clean Energy Technologies exceeded assets by $294,521, resulting in Clean Energy recording an increase to additional paid-in capital of $294,521 in these financial statements (see note 3). We have entered into a cost plus contract with Clean Energy Technologies to provide for our future research and development needs.

CLEAN ENERGY COMBUSTION SYSTEMS, INC.
(a development stage enterprise)
Notes To Consolidated Financial Statements
                                                                                                                                                                                      (expressed in U.S. dollars)

  Financial Instruments

  Our financial instruments consist of cash and cash equivalents, short-term investments, accounts receivable, accounts payable, accrued liabilities, current payroll taxes, advances from affiliated companies and a loan payable. The fair value of these financial instruments approximates our carrying values due to the short-term to maturity of these financial instruments and similarity to current market rates.

  It is management's opinion that Clean Energy is not exposed to significant interest, currency or credit risks arising from these financial instruments.

  Commitments And Contingencies

The licensor of our pulse combustion technology have the right to terminate the license if we do not obtain a listing of our common shares on The New York Stock Exchange, The American Stock Exchange or Nasdaq by March 5, 2004. That licensor also has the right to reacquire the pulse combustion technology if Clean Energy is declared insolvent or bankrupt. Should the licensor exercise its termination right, we can purchase full title to the pulse combustion technology by paying CDN $525,000 within ten business days of the ninety day termination period, plus interest on such amount at the rate of 13% per annum, accruing as of January 1, 1999. On the purchase, Clean Energy will also be entitled to receive the return of 593,750 common shares as well as all outstanding series 'A' preferred shares. If the licensor is unable to deliver the full number of shares, the cash payment will be reduced pro-rata. Should the pulse combustion technology license terminate without our acquisition of full ownership of that technology, then our diesel fuel combustion technology license shall expire concurrently.

We have entered into employment agreements with two of our senior employees providing for total annual remuneration of $171,900 (CDN $266,250) for the year 2002. As well, we have entered into management services agreements with two of our senior executives providing for total annual payments of $124,000 (CDN $192,000), commencing April, 2001, plus additional common share purchase options as detailed in note 7. Each agreement provides for a one-year initial term, renewed automatically for successive one-year terms.

We entered into a public relations services agreement whereby Clean Energy was obligated to pay a monthly fee of CDN $6,000 for a period of thirty-six months, commencing April 1999. Either party can terminate the agreement after one year. In the current period, this agreement was amended to reduce the monthly fee to CDN $3,000.

We have entered into an investor relations and communications services agreement whereby Clean Energy is obligated to pay a monthly fee of CDN $2,275 for a one-year period, commencing June 2001. The agreement may be cancelled upon sixty days written notice.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this annual report on form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on March 26, 2002.

Burnaby, British Columbia, Canada
CLEAN ENERGY COMBUSTION SYSTEMS, INC., a Delaware corporation
By: /s/ John P. Thuot John P. Thuot, President (principal executive officer)

By: /s/ Barry A. Sheahan Barry A. Sheahan, C.A. Chief Financial Officer (principal accounting and financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on form 10-K has been signed below by the following persons on behalf of the registrant on March 26, 2002, and in the capacities indicated.
By: /s/ John P. Thuot John P. Thuot	President (principal executive officer) and Chairman

By: /s/ Barry A. Sheahan Barry A. Sheahan, C.A.	Chief Financial Officer (principal accounting and financial officer) and Secretary

By: /s/ John D. Chato* John D. Chato	Director

By: /s/ R. Dirk Stinson* R. Dirk Stinson	Director

By: /s/ Clive Boulton* Clive Boulton	Director

By: /s/ William D. Jackson* William D. Jackson	Director

By: /s/ John Howard* John Howard	Director

By: * /s/ John P. Thuot John P. Thuot (Attorney in Fact)