Form 10-Q
period 2002-03-31
CLEAN ENERGY COMBUSTION SYSTEMS INC
filed 2002-05-14
CIK 1096013

As filed with the Securities and Exchange Commission on May 14, 2002

Securities And Exchange Commission
Washington, D.C. 20549

_________________

FORM 10-Q

_________________

(Mark One)
[_X_]	Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934 For The Three-Month Period Ended March 31, 2002; Or
[___]	Transition Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934 For The Transition Period From ________ To _______

Commission File No. 333-88207

CLEAN ENERGY COMBUSTION SYSTEMS, INC.
(Exact name of registrant as specified in its charter)
Delaware (State or other jurisdiction of incorporation or organization)	98-0211550 (I.R.S. Employer Identification No.)

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

10,206,694 shares of common stock, par value $0.0001 per share, as of May 13, 2002

Introductory Notes

The information in this quarterly report is current as of the date of this report, May 13, 2002, unless an earlier or later date is indicated.

We conduct our transactions in the currency of both the United States and Canada, although we consider the United States dollar to be our functional and reporting currency. All references to "dollars" in this quarterly report refer to United States or U.S. dollars unless specific reference is made to Canadian or CDN dollars. The rate of exchange of Canadian dollars to United States dollars as of March 31, 2002, was CDN $1.5942 to U.S. $1. For information relative to the conversion of our accounts into U.S. dollars, see that section contained in explanatory note 2 to our consolidated financial statements included in this quarterly report captioned "Foreign Currency Translation".

We prepare our consolidated financial statements in accordance with United States generally accepted accounting principles. Our consolidated financial condition and results of operations for the three-month interim period ended March 31, 2002 are not necessarily indicative of our prospective consolidated financial condition and results of operations for the full fiscal year ended December 31, 2002. The consolidated financial statements presented in this quarterly report as well as other information relating to our company contained in this quarterly report should be read in conjunction with the annual consolidated financial statements and more detailed background information relating to our company and our business contained in our annual report on form 10-K for our fiscal year ended December 31, 2001.

Special Note Regarding Forward Looking Statements

In this quarterly report we have made a number of statements, which we refer to as "forward-looking statements", which generally relate to our present expectations or predictions as to the possible occurrence of future events or the existence of trends and factors that may impact our future plans and operating results. These forward-looking statements are based upon assumptions and analyses made by us in the context of our current business plan and information currently available to us and in light of our experience and perceptions of historical trends, current conditions and expected future developments and other factors we believe to be appropriate in the circumstances. You can generally identify any forward-looking statements contained in this quarterly report through words and phrases such as "seek", "anticipate", "believe", "estimate", "expect", "intend", "plan", "budget", "project", "will be", "will continue", "will likely result", and similar expressions. Forward-looking statements that may be contained in this quarterly report would, for example, include statements relating to the timing and completion of projects and receipt of revenues.

Whenever you read any forward looking statement contained in this quarterly report you should remain mindful that actual results or developments may not conform to the anticipated or predicted result or development as expressed in or implied by the forward-looking statement for a number of reasons or factors including, by way of example and not limitation, changes in circumstances and events (including changes in our business plan and corporate strategies or those of our joint venture partners) and the effect on our business or those expectations or predictions or of various risks and uncertainties described in this special note or elsewhere in this quarterly report. Moreover, you must read each forward-looking statement in context with, and an understanding of, the various other disclosures concerning our company and our business made elsewhere in this quarterly report. Additionally, the various uncertainties and risk factors described in this special note or elsewhere in this quarterly report are not exhaustive, and new risks and uncertainties may emerge from time to time. It is not possible for us to predict all risks and uncertainties, nor can we assess the impact of all risks and uncertainties on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from, those contained in any forward-looking statement. Consequently, all forward-looking statements made in this quarterly report are fully qualified by this special note, and we can give you no assurance that the results or developments anticipated or predicted by us will be realized, or even if realized, that they will have the expected consequences to, or effects on, us. Given these factors, you should not place undue reliance on any forward-looking statement as a prediction of actual results or developments.

We are not obligated to update or revise any forward-looking statement contained in this quarterly report to reflect new events or circumstances unless and to the extent required by applicable law. You are also cautioned that we intend for all forward-looking statements contained in this quarterly report to be construed as "forward-looking statements" within the meaning Section 21E of the United States Securities Exchange Act of 1934 and, to the extent it may be applicable by way of the incorporation of statements contained in this quarterly report by reference or otherwise, Section 27A of the United States Securities Act of 1933, each of which establishes a safe-harbor from private actions for forward-looking statements as defined in those statutes.

Table of Contents

Page
CONSOLIDATED BALANCE SHEETS	5
CONSOLIDATED STATEMENTS OF OPERATION	6
CONSOLIDATED STATEMENTS OF CAPITAL DEFICIENCY	7
CONSOLIDATED STATEMENTS OF CASH FLOWS	8
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	9
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	19
Overview	19
Results Of Operations	19
Liquidity And Capital Resources	20
Other Matters	23
QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK	23
Currency Fluctuations	23
Interest Rate Fluctuations	24
UNCERTAINTIES AND OTHER RISK FACTORS THAT MAY AFFECT OUR FUTURE RESULTS AND FINANCIAL CONDITION	24
Uncertainties And Risks Generally Relating To Our Company And Our Business	24
Risks Relating To Our Securities	31
LEGAL PROCEEDINGS	35
CHANGES IN SECURITIES AND USE OF PROCEEDS	35
DEFAULTS UPON SENIOR SECURITIES	35
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	35
OTHER INFORMATION	36
EXHIBITS AND REPORTS ON FORM 8-K	36
SIGNATURES	36

CLEAN ENERGY COMBUSTION SYSTEMS, INC. (a development stage enterprise) Consolidated Balance Sheets (expressed in U.S. dollars)

	March 31, 2002	December 31, 2001
	(unaudited)
ASSETS
CURRENT
Advances to an affiliated company (note 4)	$ 349,584	$ 370,716
	------------------------	------------------------
Total current assets	349,584	370,716
PATENTS	36,133	35,335
	------------------------	------------------------
TOTAL ASSETS	$ 385,717	$ 406,051
	================	================
LIABILITIES
CURRENT
Accounts payable	$ 234,502	$ 84,498
Accrued interest payable (note 6)	13,007	8,084
Advances from related parties (note 6)	210,729	190,729
	------------------------	------------------------
Total current liabilities	458,238	283,311
Provisions and liabilities related to transfer of ownership of subsidiary (note 3)	581,093	659,403
	------------------------	------------------------
TOTAL LIABILITIES	1,039,331	942,714
	------------------------	------------------------
Going concern (note 1)
Commitments and contingencies (note 10)
CAPITAL DEFICIENCY
Authorized (note 7):
Preferred stock; par value $0.0001 per share, 1,000,000 shares
Common stock; par value $0.0001 per share, 15,000,000 shares
Issued (note 7):
Series 'A' convertible preferred stock; Liquidation preference $1 per share, or $1,000 total 1,000 shares issued and outstanding as of March 31, 2002 and December 31, 2001	1	1
Series 'B' convertible preferred stock; Liquidation preference $2 per share, or $500,002 total 175,001 shares issued and outstanding as of March 31, 2002 and December 31, 2001	175	175
Common stock; 10,206,694 shares outstanding as of March 31, 2002 and December 31, 2001	1,020	1,020
Additional paid-in capital	1,821,816	1,821,816
Deficiency accumulated during the development stage	(2,476,626)	(2,359,675)
	------------------------	------------------------
TOTAL CAPITAL DEFICIENCY	(653,614)	(536,663)
	------------------------	------------------------
TOTAL LIABILITIES AND CAPITAL DEFICIENCY	$ 385,717	$ 406,051
	================	================

The accompanying notes to consolidated financial statements
are an integral part of these consolidated balance sheets

CLEAN ENERGY COMBUSTION SYSTEMS, INC. (a development stage enterprise) Consolidated Statements Of Operations (expressed in U.S. dollars)

	Three Months Ended March 31,		Jan. 1, 1999 to Mar. 31, 2002 (Cumulative)
	2002	2001
	(unaudited)
ADMINISTRATION AND MARKETING EXPENSES
Accounting	$ 6,353	$ 9,229	$ 74,918
Wages and benefits	32,967	52,586	522,860
Amortization	-	4,996	45,027
Communications	1,550	1,870	31,861
Foreign exchange (gain) loss	-	(10,770)	(27,420)
Interest	4,923	3,943	48,779
Legal	284	22,161	154,396
Marketing	11,086	30,447	303,132
Occupancy	-	9,436	99,829
Office and miscellaneous	1,988	4,720	97,170
Professional fees	-	-	15,972
Transfer agent fees	520	2,460	34,402
	-------------------	-------------------	-------------------
Total administration and marketing	59,671	131,078	1,400,926
	-------------------	-------------------	-------------------
RESEARCH AND DEVELOPMENT EXPENSES
Wages and benefits	-	73,331	768,339
Development	135,590	31,079	385,671
	-------------------	-------------------	-------------------
Total research and development	135,590	104,410	1,154,010
TOTAL EXPENSES AND NET LOSS BEFORE THE FOLLOWING:	(195,261)	(235,261)	(2,554,936)
	-------------------	-------------------	-------------------
REDUCTION OF PROVISION RELATED TO TRANSFER OF SUBSIDIARY (note 3)	78,310	―	78,310
	-------------------	-------------------	-------------------
TOTAL EXPENSES AND NET LOSS FOR THE PERIOD	$ (116,951)	$ (235,488)	$ (2,476,626)
	=============	=============	=============
BASIC AND DILUTED NET LOSS PER SHARE (note 2)	$ (0.01)	$ (0.02)
	=============	=============
WEIGHTED AVERAGE SHARES OUTSTANDING	10,206,694	10,131,694
	=============	=============

The accompanying notes to consolidated financial statements
are an integral part of these consolidated statements of operations

CLEAN ENERGY COMBUSTION SYSTEMS, INC. (a development stage enterprise) Consolidated Statements Of Capital Deficiency (expressed in U.S. dollars)
	Series 'A' Preferred Stock		Series 'B' Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated During The Development Stage
	Shares	Amount	Shares	Amount	Shares	Amount		Period	Cumulative
	(unaudited)
Issued on incorporation	1,000	$ 1	-	$ -	9,643,750	$ 964	$ 535	$	$ 1,500
Private placement	-	-	250,001	250	-	-	499,752	-	500,002
Vesting of previously issued but unexercised warrants granted to consultant (note 7)	-	-	-	-	-	-	2,000	-	2,000
Net loss for the period ended December 31, 1999	-	-	-	-	-	-	-	(639,404)	(639,404)
	----------	-----------	------------	------------	--------------	------------	-------------	--------------	---------------
Balance, December 31, 1999	1,000	1	250,001	250	9,643,750	964	502,287	(639,404)	(135,902)

Vesting of previously issued but unexercised warrants granted to consultant (note 7)	-	-	-	-	-	-	18,500	-	18,500
Issued on conversion of promissory note	-	-	-	-	487,944	49	975,838	-	975,887
Net loss for the period ended December 31, 2000	-	-	-	-	-	-	-	(907,826)	(907,826)
	----------	-----------	------------	------------	--------------	------------	-------------	--------------	---------------
Balance, December 31, 2000	1,000	1	250,001	250	10,131,694	1,013	1,496,625	(1,547,230)	(49,341)

Vesting of previously issued but unexercised warrants granted to consultant (note 7)	-	-	-	-	-	-	30,601	-	30,601
Conversion of series 'B' convertible preferred stock to common stock	-	-	(75,000)	(75)	75,000	7	68	-	-
Disposition of subsidiary (note 3)							294,522		294,522
Net loss for the period ended December 31, 2001	-	-	-	-	-	-	-	(812,445)	(812,445)
	----------	-----------	------------	------------	--------------	------------	-------------	--------------	---------------
Balance, December 31, 2001	1,000	1	175,001	175	10,206,694	1,020	1,821,816	(2,359,675)	(536,663)

Net loss for the period ended March 31, 2002	-	-	-	-	-	-	-	(116,951)	(116,951)
	----------	-----------	------------	------------	--------------	------------	-------------	--------------	---------------
Balance, March 31, 2002	1,000	1	175,001	$ 175	10,206,694	$ 1,020	$1,821,816	$(2,476,626)	$ (653,614)
	======	=======	========	========	=========	========	=========	=========	==========

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements of capital deficiency

CLEAN ENERGY COMBUSTION SYSTEMS, INC. (a development stage enterprise) Consolidated Statements Of Cash Flow (expressed in U.S. dollars)

	Three-Months Ended March 31,		Jan. 1, 1999 to Mar. 30, 2002 (Cumulative)
	2002	2001
	(unaudited)
OPERATING ACTIVITIES
Total expenses and net loss	$ (116,951)	$ (235,488)	$ (2,476,626)
Adjustments to reconcile total expenses and net loss to net cash utilized in operating activities:
Amortization	-	4,996	45,027
Non-cash consulting expense	-	16,500	51,101
Reduction of provision related to transfer of subsidiary	(78,310)	-	(78,310)
Change in operating assets and liabilities:
Accounts receivable and prepaid expenses	-	14,129	(18,319)
Accounts payable	150,004	107,027	718,911
Accrued liabilities	4,923	9,227	144,732
Payroll taxes	-	19,369	-
	--------------------	--------------------	--------------------
Net cash used in operating activities	(40,334)	(64,240)	(1,613,484)
	--------------------	--------------------	--------------------
INVESTING ACTIVITIES
Proceeds from sale of short-term investment	-	13,338	-
Additions to patents	(798)	-	(36,133)
Purchase of property and equipment	-	-	(92,791)
	--------------------	--------------------	--------------------
Net cash provided by (used in) investing activities	(798)	13,338	(128,924)
	--------------------	--------------------	--------------------
FINANCING ACTIVITIES
Advances to an affiliated company	21.132	2,447	(26,709)
Advances from shareholders (note 6)	-	46,864	273,779
Advances from related parties	20,000	-	20,000
Net proceeds from disposal of subsidiary			(2,051)
Proceeds from issue of common stock	-	-	976,887
Proceeds from issue of series 'A' convertible preferred stock	-	-	500
Proceeds from issue of series 'B' convertible preferred stock	-	-	500,002
	--------------------	--------------------	--------------------
Net cash provided by financing activities	41,132	49,341	1,742,408
	--------------------	--------------------	--------------------
NET DECREASE IN CASH AND CASH EQUIVALENTS	-	(1,561)	-
	===========	===========	===========
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	-	2,112	-
	===========	===========	===========
CASH AND CASH EQUIVALENTS, END OF PERIOD	$ -	$ 561	$ -
	===========	===========	===========

NON-CASH INVESTING AND FINANCING ACTIVITIES:

During the year ended December 31, 2001, 75,000 series 'B' preferred shares were converted into 75,000 common shares.
During the year ended December 31, 2000, a significant shareholder converted the principal amount and all interest of a loan into 487,944 common shares.

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

  Clean Energy was formed for the specific purpose of acquiring exclusive world-wide license rights entitling us to design, engineer, manufacture, market, distribute, license and otherwise commercially exploit two "burner" technologies, our patented pulse blade combustion or "PBC" technology which we hold a license from one of our founding shareholders, Ravenscraig Properties Limited ("Ravenscraig Properties"), and our diesel fuel combustion technology which we hold a license from another of our founding shareholders, Mr. John D. Chato.

  Since we have not generated operating revenues to date, we should be considered a development stage enterprise. As of March 31, 2002, we have incurred losses from inception totaling $ 2,554,936 and have a working capital deficiency of $ 108,664, and do not currently have the financial resources to complete its business plan. Our ability to continue as a going concern will be dependent upon our ability to attain future profitable operations and to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. External financing, predominately in the short-term by loans from affiliated parties and in the longer-term through the issuance of equity or debt will be sought to finance development of our products; however, there can be no assurance that sufficient funds will be raised.

  In the event that cash flow from our operations, if any, together with the proceeds of any future financings, are insufficient to meet our current operating expenses, Clean Energy will be required to reevaluate our planned expenditures and allocate our total resources in such manner as our Board of Directors and management deem to be in our best interest. This may result in a substantial reduction of the scope of our existing and planned operations.

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

  Basis Of Presentation

  These consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States. While these financial statements reflect all normal recurring adjustments, which, in the opinion of our management, are necessary for fair presentation of the results of the interim period, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. For additional information, refer to our consolidated financial statements included in our annual report on form 10-K for our fiscal year ended December 31, 2001

  Consolidation

  We have consolidated the accounts of our wholly-owned subsidiary, Clean Energy USA Inc. ("Clean Energy USA"), with those of Clean Energy in the course of preparing these consolidated financial statements. We have also consolidated the accounts of our former wholly-owned subsidiary, Clean Energy Technologies (Canada) Inc. ("Clean Energy Technologies"), up to the date of its disposal on December 31, 2001, with those of Clean Energy in the course of preparing these consolidated financial statements. All significant intercompany balances and transactions amongst Clean Energy and Clean Energy Technologies up to the date of the disposal have been eliminated as a consequence of the consolidation process, and are therefore not reflected in these consolidated financial statements.

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

  Property And Equipment

  We state property and equipment at cost, and then record amortization on these assets on a straight-line basis over their respective estimated service lives. Clean Energy holds no property or equipment at the date of these financials statements.

  Impairment Of Long-Lived Assets And Long-Lived Assets To Be Disposed

  We evaluate our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets or intangibles may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the assets. If any assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the net recoverable value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

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

  Comprehensive Income

  Comprehensive income is reported and displayed in these consolidated financial statements in conformity with Statement of Financial Accounting Standards Statement ("SFAS") No. 130, Reporting Comprehensive Income, issued by the Financial Accounting Standards Board ("FASB"). SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements.

  Accounting for Derivatives

  SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, issued under U.S. GAAP and effective in 2001, establishes accounting standards for derivatives, and requires the reporting of derivative instruments information in annual and interim reports to shareholders. SFAS No. 133 did not have an impact on our consolidated financial position or results of operations.

  Recent Accounting Pronouncements

  In June 2001, the FASB introduced SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition of intangible assets acquired outside of a business combination whether acquired individually or with a group of other assets. These standards require all future business combinations to be accounted for using the purchase method of accounting. Goodwill will

CLEAN ENERGY COMBUSTION SYSTEMS, INC. (a development stage enterprise) Notes To Consolidated Financial Statements (expressed in U.S. dollars) (unaudited)

  no longer be amortized but instead will be subject to impairment tests at least annually. We adopted SFAS No. 141 on a prospective basis as of July 2001, and SFAS No. 142 in January 2002. The adoption of SFAS No. 141 and SFAS No. 142 did not have an impact on our consolidated financial position or results of operations.

  In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets to be held and used, to be disposed of other than by sale, and to be disposed of by sale. We adopted SFAS No. 144 in the first quarter of 2002 on a prospective basis. The adoption of SFAS No. 144 did have significant impact on our consolidated financial position or results of operations.
  Disposition Of Subsidiary Company

  On December 31, 2001, we sold all of the shares of Clean Energy Technologies to one of our directors, Mr. John D. Chato, for proceeds of $1. We have recorded increases to additional paid-in capital in connection with this transaction, calculated as follows:

Proceeds from disposition	$ 1
Net liabilities of Clean Energy Technologies on date of disposition	2,095,253
(Offset) recovery of provisions & liabilities related to transfer of ownership	(659,403)
Offset against amount due from Clean Energy Technologies related to research and development charges	(1,141,328)
Net increase in additional paid-in capital	$ 294,522

  Effective January 1, 2002, Clean Energy Technologies commenced invoicing our remaining subsidiary, Clean Energy USA, pursuant to a research and development contract which allows Clean Energy Technologies to invoice pre-approved research and development costs, related overhead and a 10% mark-up.

  This reorganization has been undertaken with the long-term goal of reducing our research and development expenditures through the utilization of grants and tax-incentive programs both in the United States and Canada.

  No pro forma disclosure has been provided, as Clean Energy will continue to incur research and development expenditures through our contract with Clean Energy Technologies, resulting in no significant change to our operating expenses.

  At the date of this transaction we made provisions and allowances of $659,403 related to amounts advanced to Clean Energy Technologies and amounts payable by Clean Energy Technologies which we may have to satisfy. During the current three month period, the advances declined by $21,132 and the obligations by $57,178. The total of these amounts, $78,310, has been credited to the statement of operations as a reduction of provision related to the transfer of subsidiary.

  Advances To Affiliated Company

As at March 31, 2002 and December 31, 2001, we had advanced $349,584 (CDN $535,390) and $370,716 (CDN $590,476), respectively, to Clean Energy Technologies. These advances are non-interest bearing, are repayable in Canadian dollars and have no specific terms of repayment.

CLEAN ENERGY COMBUSTION SYSTEMS, INC. (a development stage enterprise) Notes To Consolidated Financial Statements (expressed in U.S. dollars) (unaudited)

  As the repayment of these advances is primarily dependant upon Clean Energy acquiring sufficient funding to honor our research and development contract with Clean Energy Technologies, a valuation allowance equal to the full amount of the advances was set up and the net gain on disposition of Clean Energy Technologies was reduced accordingly (See note 3).
  Property And Equipment

On December 31, 2001, Clean Energy disposed of all of our shares in Clean Energy Technologies, which reduced all of our property and equipment accounts to $0 as of that date (note 3).
  Advances From Related Parties

  Summarized below are our advances and borrowing from related parties as of March 31, 2002 and December 31, 2001:

	March 31, 2002	December 31, 2001
Advances from shareholders	$ 210,729	$ 190,729

  The advances from shareholders includes advances from Mr. R. Dirk Stinson, a director and indirect principal shareholder through Ravenscraig Properties, and McSheahan Enterprises Ltd., a principal corporate shareholder that is owned and controlled by Barry A. Sheahan, an executive officer and a director of Clean Energy. These advances are unsecured, bear interest at the rate of 8.75% per annum, are repayable in Canadian dollars, and have no specific terms of repayment. Interest of $13,007 as at March 31, 2002 ($8,084 as at December 31, 2001) has been accrued.

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

During the year ended December 31, 2001, one of our shareholders converted 75,000 series 'B' preferred shares into 75,000 common shares, leaving 175,001 issued and outstanding at March 31, 2002 and December 31, 2001.

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

During the period ended December 31, 1999, we designated 500,000 preferred shares as series 'C' preferred stock. As at March 31, 2002, there were no series 'C' preferred shares.

CLEAN ENERGY COMBUSTION SYSTEMS, INC. (a development stage enterprise) Notes To Consolidated Financial Statements (expressed in U.S. dollars) (unaudited)

Common Stock

During 2001, our board of directors authorized the creation of an additional 10,000,000 common shares, which will increase our total authorized common shares to 25,000,000 shares upon our filing of an amendment to our certificate of incorporation.

Common Share Purchase Options

In 1999, we granted non-qualified common stock purchase options to executive officers and key employees entitling them to purchase an aggregate of 320,000 common shares at an exercise price of $2 per share, including an aggregate 260,000 options granted to Messrs. Chato, Thuot and Sheahan. These options vest equally annually over a five-year period, and each annual vesting portion expires five years subsequent to the vesting date. The $2 exercise price was determined to be fair market value, based on the concurrent sale of convertible series 'B' preferred shares to non-related parties.

Also in 1999, we granted non-qualified common stock purchase options to Mr. R. Dirk Stinson, in his capacity as a director, entitling him to purchase an aggregate of 60,000 common shares at an exercise price of $2 per share. These options vest equally annually over a three-year period, and each annual vesting portion expires five years subsequent to the vesting date.

In 2001, we granted an additional 60,000 non-qualified common stock purchase options to each of Mr. L. Clive Boulton and Dr. William D. Jackson, in their capacity as directors, having identical terms and conditions as the previous grant, except that one grant vested one-third immediately upon grant.

Also during 2001, we granted additional common share purchase options as follows:

  Employee incentive options to key employees entitling them to purchase an aggregate of 101,305 common shares at an exercise price of $3 per share. These options vest one year after being granted and expire five years subsequent to the vesting date.

  Management incentive options to JPT2 Holdings Ltd. and McSheahan Enterprise Ltd., management corporations controlled by Messrs. Thuot and Sheahan, respectively, entitling them to purchase an aggregate of 24,000 common shares at an exercise price of $2 per share. These options vest equally monthly over a one-year period, and each annual vesting portion expires five years subsequent to the vesting date.

At December 31, 2001, a total of 625,305 common share purchase options had been granted, and 377,305 options were vested. No common share purchase options have been exercised as at December 31, 2001.

Common Share Purchase Warrants

During 1999, we issued 36,000 common share purchase warrants as additional consideration pursuant to a public relations services agreement pursuant to which the holder is given the right to purchase 36,000 common shares at $2 per share. The right to exercise these

CLEAN ENERGY COMBUSTION SYSTEMS, INC. (a development stage enterprise) Notes To Consolidated Financial Statements (expressed in U.S. dollars) (unaudited)

warrants vests in equal monthly installments over a twenty-four month period, and each installment lapses five years after date of vesting. As at March 31, 2002, all of the 36,000 shares have vested and none have been exercised.

During 2000, we also issued 200,000 share purchase warrants as additional consideration pursuant to an investors and media relations services agreement pursuant to which the holder is given the right to purchase 200,000 common shares at prices between $2 to $5 per share. The right to exercise these warrants vests in equal quarterly installments over a twelve-month period commencing July 27, 2000, and each installment lapses twelve months after date of vesting. As at March 31, 2002, all 200,000 shares have vested at an exercise price of $2 per share, 150,000 of the warrants have lapsed, and none of the warrants have been exercised.

  Related Party Transactions

Related party transactions and balances not disclosed elsewhere in these financial statements are as follows:

  As at December 31, 2001, we disposed of Clean Energy Technologies, our wholly-owned subsidiary, to Mr. John D. Chato. Mr. Chato is a director of our company, the inventor of our technologies, and a shareholder who indirectly holds greater than 10% of our issued common shares. Proceeds to Clean Energy were $1, however, net liabilities of Clean Energy Technologies exceeded assets by $294,521, resulting in Clean Energy recording an increase to additional paid-in capital of $294,522 in the financial statements for the fiscal year ended December 31, 2001 (see note 3). We have entered into a cost plus contract with Clean Energy Technologies to provide for our future research and development needs.
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

  Commitments And Contingencies

Ravenscraig Properties, the licensor of our pulse combustion technology, has the right to terminate the license if we do not obtain a listing of our common shares on The New York Stock Exchange, The American Stock Exchange or Nasdaq by March 5, 2004. Ravenscraig Properties also has the right to reacquire the pulse combustion technology if Clean Energy is declared insolvent or bankrupt. Should Ravenscraig Properties exercise its termination right, we can purchase full title to the pulse combustion technology by paying CDN $525,000 within ten business days of the ninety day termination period, plus interest on such amount at the rate of 13% per annum, accruing as of January 1, 1999. On the purchase, Clean Energy will also be entitled to receive the return of 593,750 common shares as well as all

CLEAN ENERGY COMBUSTION SYSTEMS, INC. (a development stage enterprise) Notes To Consolidated Financial Statements (expressed in U.S. dollars) (unaudited)

outstanding series 'A' preferred shares. If Ravenscraig Properties is unable to deliver the full number of shares, the cash payment will be reduced pro-rata. Should the pulse combustion technology license terminate without our acquisition of full ownership of that technology, then our diesel fuel combustion technology license with Mr. John D. Chato shall expire concurrently.

We have entered into management services agreements with to JPT2 Holdings Ltd. and McSheahan Enterprise Ltd., management corporations controlled by Messrs. Thuot and Sheahan, respectively, providing for total annual payments of $120,000 (CDN $192,000), commencing April, 2001, plus additional common share purchase options as detailed in note 7. Each agreement provides for a one-year initial term, renewed automatically for successive one-year terms.

We entered into a public relations services agreement whereby Clean Energy was obligated to pay a monthly fee of CDN $6,000 for a period of thirty-six months, commencing April 1999. Either party can terminate the agreement after one year. In April, 2001, the parties agreed to amend this agreement to reduce the monthly fee to CDN $3,000.

We have entered into an investor relations and communications services agreement whereby Clean Energy is obligated to pay a monthly fee of CDN $2,275 for a one-year period, commencing June 2001. The agreement may be cancelled upon sixty days written notice.

Management's Discussion And Analysis
Of Financial Condition And Results Of Operations

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

For additional and more detailed background information relating to our company and our business, see our annual report on form 10-K for our fiscal year ended December 31, 2001.

Results Of Operations

Operating Revenues

We had no revenues for our three-month interim fiscal periods ended March 31, 2002 and March 31, 2001.

Operating Loss

We incurred an operating loss of $195,261 for our three-month interim period ended March 31, 2002, as compared to $235,488 for the corresponding interim period in fiscal 2001, representing a $40,227 or 17.1% overall decrease. This decrease in our operating loss for our three-month interim period ended March 31, 2002 over the corresponding interim period in fiscal 2001 was primarily attributable to the following changes in costs and expenses:

  a $ 71,407, or 54.5%, decrease in administration expense from $131,078 to $ 59,621;and

  a $ 31,180, or 29.9%, increase in research and development expense from $104,410 to $135,590.

The decrease in administration expense of $ 71,407 for our three-month interim period ended March 31, 2002 over the corresponding interim period in fiscal 2001 was primarily attributable to reductions in wages and benefits and marketing expenses resulting from reduced contract amounts and the reduction to zero of expense items such as amortization and occupancy costs resulting from the corporate restructuring described in note 3 to the financial statements.

Research and development expense generally relates to the cost to develop, improve and test our burner systems and related components. These costs are, effective January 1, 2002, incurred by way of a cost-plus contract with Clean Energy Technologies. The $31,180 increase in research and development expense for our three-month interim period ended March 31, 2002 over the corresponding interim period in fiscal 2001 was primarily attributable to increases in wages and benefits and the cost of materials and equipment associated with additional research and development efforts.

Relationships And Transactions On Terms That Would Not Be Available From Clearly Independent Third Parties

We have not entered into any transactions during our three-month interim period ended March 31, 2002 with any parties that are not clearly independent on terms that might not be available from other clearly independent third parties related parties.

Liquidity And Capital Resources

Sources of Cash

Our cash flow requirements from our inception through March 31, 2002 were principally funded by:

  $976,887 in short-term advances from one of our directors, Mr. R. Dirk Stinson, which advances were subsequently converted in fiscal 2000 into 487,944 common shares at a conversion price of $2 per share pursuant to the terms of our financing agreement with Mr. Stinson;

  $500,002 in gross proceeds from a private placement of series 'B' preferred shares which closed on April 6, 1999;

  $458,238 in accounts payable, accrued liabilities and short-term advances by shareholders;

  $231,509 in provisions and liabilities related to transfer of ownership of subsidiary;

The short-term advances by Mr. Stinson described above were extended pursuant to an unsecured revolving promissory note in the original amount of $50,000 dated August 8, 1999. This note required Clean Energy to repay the $50,000, plus any additional amounts Mr. Stinson agrees to advance to Clean Energy, plus interest accrued on these amounts at the rate of prime plus 2% per annum, by August 10, 2000, or any earlier time we raise CDN $750,000 in equity, debt or joint-venture financing or product revenues. On or about August 10, 2000, Mr. Stinson agreed to amend the terms of the note to provide for the repayment of any outstanding balances to thirty days of demand. Mr. Stinson is afforded the right under the note to convert any portion of the outstanding indebtedness under the note into common shares at any time at the conversion rate of one common share per $2 of indebtedness. On August 15, 2000, Mr. Stinson converted the current balance of the loan as of that date into common shares, and has continued since that date to fund Clean Energy through short-term advances. In September, 2001, the company extended to Mr. Stinson the right, should the common shares be listed on the OTC Bulletin Board, to convert any portion of outstanding indebtedness under the note that accrues on or prior to the date that occurs two months after the date of listing, at a conversion rate equal to 80% of the market trading price as of that date, but not to exceed $2 per share. The balance of Mr. Stinson's unconverted short-term advances as of March 31, 2002 was $ 194,406.

In September 2001, similar promissory notes were signed by Clean Energy Technologies in favor of four senior managers including Mr. John D. Chato, Messrs. John P. Thuot and Barry A Sheahan and their respective personal service companies. These notes were related to unpaid wages and/or fees totaling CDN $153,000. These notes require Clean Energy Technologies to repay the CDN $153,000, plus any additional future unpaid wages and/or fees, plus interest accrued on these amounts at the rate of prime plus 2% per annum, by September 30, 2002. Messrs. Chato, Thuot and Sheahan and their respective personal service companies were also afforded the right under the note to convert any portion of the outstanding indebtedness under the notes into common shares of Clean Energy (then the parent of Clean Energy Technologies) at any time at a conversion rate determined at the time of conversion based on a 20% discount to market trading price, or $2 per share if Clean Energy's shares are not trading at the time of conversion. Should this conversion occur, Clean Energy Technologies has agreed, as part of the transaction pursuant to which it was transferred in December 2001 to Mr. John D. Chato, to pay Clean Energy for the full amount of the outstanding indebtedness under the notes.

There are no guarantees, commitments, lease and debt agreements or other agreements that could trigger adverse change in our credit rating, earnings, cash flows or stock price, including requirements to perform under standby agreements, other than the following:

  Defaults in our obligations under our office lease. This space is currently leased for a two-year term, with a two-year option to renew, through our former subsidiary Clean Energy Technologies, at an approximate rental rate of CDN $3,400 per month.

  Contingent liabilities of Clean Energy Technologies in the amount of $231,509 ($288,687 at December 31, 2001) which arise from contracts previously entered into by Clean Energy either jointly with, or on behalf of, that company before its transfer in December 2001 by Clean Energy. These contingent liabilities are included as part of our liabilities relating to Clean Energy Technologies in our consolidated balance sheet.

Current Cash Position and Historical Changes In Cash Position

Our cash and cash equivalents position as of March 31, 2002 and December 31, 2001 was $0. Our cash and cash equivalents position as of March 31, 2001 was $560 as compared to $ 2,122 as of December 31, 2000.

In the three month period ended March 31, 2002, we generated $ 41,132 in cash from financing activities, offset by $ 40,334 in cash used in operating activities, and $ 798 used in investing activities. The $1,561 decrease in our cash and cash equivalents position for our three-month interim period ended March 31, 2001 as compared to December 31, 2000 was attributable to $64,240 in cash used in operating activities, partially offset by $13,338 realized from investing activities and $49,341 realized from financing activities.

Our operating activities required cash in the amount of $ 40,334 for our three-month interim period ended March 31, 2002, as compared to cash requirements of $64,240 for the corresponding interim period in fiscal 2001. The $ 40,334 of cash used in operating activities for our three-month interim period ended March 31, 2002 reflected our net loss of $ 195,261 for that period, as decreased for non-cash deductions and a net increase in non-cash working capital balances. The $64,240 of cash used in operating activities for our three-month interim period ended March 31, 2001 reflected our net loss of $235,488 for that period, as decreased for non-cash deductions and a net increase in non-cash working capital balances.

We used cash in the amount of $ 798 from investing activities (which was comprised of additions to patents) for our three-month interim period ended March 31, 2002, as compared to $13,338 of cash realized from investing activities for the corresponding interim period in fiscal 2001. There were no purchases of property or equipment, or investment in patents for our three-month interim period ended March 31, 2002 or for the corresponding interim period in fiscal 2001.

We raised $ 41,132 in cash from financing activities for our three-month interim period ended March 31, 2002, as compared to $49,341 in cash raised from financing activities for the corresponding interim period in fiscal 2001. The $ 41,132 in cash raised through financing activities for our three-month interim period ended March 31, 2002 was principally comprised of $ 20,000 in funds advanced by shareholders and related parties, and $21,132 repayment of advances to an affiliated company. The $49,341 in cash raised through financing activities for our three-month interim period ended March 31, 2001 was principally comprised of $46,864 in funds advanced by shareholders and other related parties consultants.

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

Our operating expenses are currently being funded primarily through:

  advances made by Mr. Stinson under the terms of the promissory note previously described;

  accounts payable; and

  contingent liabilities of Clean Energy Technologies in the amount of $231,509.

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

Our research & development contractor, Clean Energy Technologies, has received or is entitled to receive CDN $60,000 to date in matching grants with respect to our Canadian natural gas-fueled industrial dryer project, and are filing grant applications for the purpose of funding an additional CDN $193,000 in project costs. Should they raise this capital, our industry partner has committed to fund the balance of the project costs of approximately CDN $193,000. These amounts, if and when received, will reduce or lever our research and development costs for the project.

We have also filed grant applications to fund our California natural gas-fueled water heater project, and are currently in end-stage negotiations relative to this matter.

Our intent is to raise additional working capital to fund our ongoing capital and operational requirements in one or more increments through grants, contract advances, public or private sales of debt or equity securities, debt financing or short-term loans, or a combination of the foregoing. We currently are in contact with, and over the past year have also been in contact with, a number of financing sources, including investors, lenders and finders, relative to funding our ongoing capital requirements. With the exception of the grant applications described above, we have not to date, however, received commitments from any of these sources on terms our board deems acceptable. Our ability to raise monies has also been impacted in part by general poor economic conditions and enhanced risks associated in investing in development stage ventures.

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

Foreign Exchange

We have recorded no foreign currency translation gain or loss for our three-month period ended March 31, 2002. We anticipate that our exposure to significant foreign currency gains or losses on our accounting records will decrease as the result of the sale of Clean Energy Technologies. We cannot give you any assurance that our future operating results will not be adversely affected by currency exchange rate fluctuations. See that section of this quarterly report captioned "Quantitative and Qualitative Disclosure About Market Risk" for a description of other aspects of our company that may be potentially affected by foreign exchange fluctuations.

Effect Of Inflation

We do not believe that our operating results were adversely affected during the first three months of fiscal 2002 or fiscal 2001 by inflation or changing prices.

Critical Accounting Policies

Our consolidated financial condition and results of operations are not currently subject to or impacted by any critical accounting policies involving areas in which subjective or complex judgments are made with respect to methods, assumptions or estimates concerning the effect of matters that are inherently uncertain.

Recent Accounting Pronouncements

For a summary of the effect of recent accounting pronouncements on our company, see that section in explanatory note 2 to our consolidated financial statements included with this quarterly report captioned "Recent Accounting Pronouncements".

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

Interest Rate Fluctuations

It is our policy to maintain the bulk of our available cash in U.S. dollar-denominated money-market accounts. Our interest income from these short-term investments could be adversely affected by any material changes in interest rates within the United States.

Uncertainties And Other Risk Factors That
May Affect Our Future Results And Financial Condition

Our future results of operations or financial condition may be affected by the uncertainties and other risk factors enumerated below as well as those presented elsewhere in this quarterly report and in other reports we periodically file with the SEC, including our annual report on form 10-K for the fiscal year ended December 31, 2001, and should be considered in context with the various disclosures concerning our company presented elsewhere herein and therein.

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

We do not anticipate that we will generate revenues for at least twelve months at the earliest, assuming that one or more of our pending projects lead to a commercial contract. We have, as a result of our lack of revenues, incurred operating losses in the amount of $2,476,626 from our inception through March 31, 2002, and we anticipate that we will continue to incur substantial operating losses for the foreseeable future, despite any revenues we may receive in the short-term from any of our pending projects, due to the significant costs associated with the development and marketing of our burner technologies. We cannot give you any assurance that we will generate revenues or profits in the near future or at all.

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

We anticipate that we will need to raise at least $850,000 to fund our projected operating and project costs over the next twelve months, and at least $5,000,000, including the $850,000 noted above, in additional working capital to fully implement our longer-term business plan and marketing strategies. We have no current arrangements for obtaining this additional capital other than our current relationship with Mr. Stinson, and will seek to raise this amount in one or more increments through grants, Canadian research and development tax credits, contract advances, public or private sales of debt or equity securities, debt financing or short-term loans, or a combination of the foregoing. We cannot give you any assurance that we will be able to secure the additional capital we require to continue our operation at all, or on terms which will not be objectionable to our company or our shareholders, including substantial dilution or the sale or licensing of our technologies.

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

  Ravenscraig Properties, the licensor of our pulse combustion technology, reserves the right to terminate the Pulse Combustion Technology License if our common shares do not actively trade on a "national market", which we define under the license agreement as The New York Stock Exchange, The American Stock Exchange or The Nasdaq Stock Market, on or after March 5, 2004. Clean Energy would need to significantly improve our financial performance, including increasing our shareholders' equity and generating meaningful revenues and profits, and demonstrate a substantial shareholder base and public float in order to attain a listing on a national market. We can give you no assurance we will satisfy the listing criteria for any national market by March 5, 2004. Should Ravenscraig Properties, exercise this termination right, we reserve the right to over-ride Ravenscraig Properties' exercise by purchasing the pulse combustion technology outright for a formula-based cash payment.

  Mr. John D. Chato, the licensor of our diesel fuel combustion technology, reserves the right to terminate the Diesel Fuel Combustion Technology License if Ravenscraig Properties terminates the Pulse Combustion Technology License for the reasons stated above.

  If we acquire title to our pulse combustion technology from Ravenscraig Properties by reason of our success in developing an active trading market on a national market, then Ravenscraig Properties will retain the right to repurchase the pulse combustion technology from us should we declare bankruptcy or become insolvent.

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

In the absence of a public market for our common shares or other securities, your ability to sell those securities will be limited to privately negotiated transactions, and you will face difficulties in finding purchasers for your shares

In the absence of a public market for our common shares or other securities on an over-the-counter market or an exchange, you will not be able to sell those shares or securities through normal brokerage channels, and your ability to sell those shares or securities will be limited to privately negotiated transactions. You will likely face difficulties in finding a purchaser for those shares or other securities, particularly in view of our limited operating history, our absence of revenues, profits and dividends, our need for additional capital, your position as a minority shareholder, and the other risk factors discussed in this quarterly report relating to an investment in our securities. Lenders will also not readily accept those shares or other securities as collateral for these same reasons. Also, our company and our officers, directors, shareholders and agents are under no obligation to purchase those shares or other securities from you. As a result of these factors, you may not be able to sell or liquidate our common shares or other securities should you need to do so due to a financial emergency or other exigent circumstances, including your death or disability. Moreover, if you do find a purchaser for those shares or other securities, the price you receive may be less than the price you believe to be warranted. Consequently, you should consider an investment in our common shares or other securities only as an illiquid long-term investment.

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

Changes In Securities And Use Of Proceeds

Not Applicable

Defaults Upon Senior Securities

Not Applicable

Submission Of Matters To A Vote Of Security Holders

Not Applicable

Other Information

Not Applicable

Exhibits And Reports On form 8-K

None

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this quarterly report on form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated at Burnaby, British Columbia, this 13th day of May, 2002.
Clean Energy Combustion Systems, Inc.
By: /s/ John P. Thuot
John P. Thuot President (principal executive officer)
By: /s/ Barry A. Sheahan
Barry A. Sheahan, C.A. Chief Financial Officer (principal accounting officer)