Form 10-Q
period 2002-06-30
CLEAN ENERGY COMBUSTION SYSTEMS INC
filed 2002-08-15
CIK 1096013

As filed with the Securities and Exchange Commission on August 14, 2002

Securities And Exchange Commission
Washington, D.C. 20549

_________________

FORM 10-Q

_________________

(Mark One)
[ X ]	Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934 For The Six-Month Period Ended June 30, 2002; Or
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

10,206,694 shares of common stock, par value $0.0001 per share, as of August 10, 2002

Introductory Notes

The information in this report is current as of the date of this report (August 11, 2002), unless another date is specified.

We conduct our transactions in the currency of both the United States and Canada, although we consider the United States dollar to be our functional and reporting currency. All references to "dollars" in this report refer to United States or U.S. dollars unless specific reference is made to Canadian or CDN dollars. The rate of exchange of Canadian dollars to United States dollars as of June 30, 2002, was CDN $1.5162 to U.S. $1. For information relative to the conversion of our accounts into U.S. dollars, see that section captioned "Foreign Currency Translation" contained in explanatory note 2 to the consolidated financial statements included in this report.

We prepare our consolidated financial statements in accordance with United States generally accepted accounting principles. Our consolidated financial condition and results of operations for the six-month interim period ended June 30, 2002 are not necessarily indicative of our prospective consolidated financial condition and results of operations for the full fiscal year ended December 31, 2002. The consolidated financial statements presented in this report as well as other information relating to our company contained in this report should be read in conjunction with the annual consolidated financial statements and more detailed background information relating to our company and our business contained in our annual report on form 10-K for our fiscal year ended December 31, 2001.

Special Note Regarding Forward Looking Statements

In this report we make a number of statements, referred to as "forward-looking statements", which are intended to convey our expectations or predictions regarding the occurrence of possible future events or the existence of trends and factors that may impact our future plans and operating results. These forward-looking statements are derived, in part, from various assumptions and analyses we have made in the context of our current business plan and information currently available to us and in light of our experience and perceptions of historical trends, current conditions and expected future developments and other factors we believe to be appropriate in the circumstances. You can generally identify forward-looking statements through words and phrases such as "seek", "anticipate", "believe", "estimate", "expect", "intend", "plan", "budget", "project", "will be", "will continue", "will likely result", and similar expressions. Forward-looking statements contained in this report would, for example, include statements relating to the timing and completion of pending or prospective projects and contracts and receipt of revenues.

When reading any forward looking statement you should remain mindful that actual results or developments may vary substantially from those expected as expressed in or implied by that statement for a number of reasons or factors including, by way of example and not limitation, (1) the various risks and uncertainties described in this special note or elsewhere in this report, and (2) our current and prospective financial requirements and current and prospective lack of capital; our inability to satisfactorily complete pending or new project proposals (including with prospective licensee or joint venture partners) and enter into binding revenue-producing contracts based upon those proposals; our overall inability or that of our licensees or joint venture partners, if any, to design, test, manufacture and sell pulse combustors on a profitable basis, including as a result of insufficient consumer acceptance of and demand for pulse combustors; regulatory constraints, and changes in our business plan and corporate strategies or those of our joint venture partners. Each forward-looking statement should be read in context with, and with an understanding of, the various other disclosures concerning our company and our business made elsewhere in this report as well as other pubic reports filed with the United States Securities and Exchange Commission (the "SEC").

-i-

The various uncertainties and risk factors described in this special note or elsewhere in this report are not exhaustive, and new risks and uncertainties may emerge from time to time. It is not possible for us to predict all risks and uncertainties, nor can we assess the impact of all risks and uncertainties on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from, those contained in any forward-looking statement. Consequently, all forward-looking statements contained in this report are fully qualified by this special note, and we can give you no assurance that the results or developments anticipated or predicted by us will be realized, or even if realized, that they will have the expected consequences to, or effects on, us. Given these factors, you should not place undue reliance on any forward-looking statement as a prediction of actual results or developments.

We are not obligated to update or revise any forward-looking statement contained in this report to reflect new events or circumstances unless and to the extent required by applicable law. All forward-looking statements contained in this report constitute "forward-looking statements" within the meaning section 21E of the United States Securities Exchange Act of 1934 and, to the extent it may be applicable by way of the incorporation of statements contained in this report by reference or otherwise, section 27A of the United States Securities Act of 1933, each of which establishes a safe-harbor from private actions for forward-looking statements as defined in those statutes.

-ii-

-iii-

CLEAN ENERGY COMBUSTION SYSTEMS, INC.
(a development stage enterprise)
(expressed in U.S. dollars)
CONSOLIDATED BALANCE SHEETS

	June 30, 2002	December 31, 2001

	(unaudited)
ASSETS
CURRENT
Advances to an affiliated company (note 4)	$ 468,738	$ 370,716
Prepaid expenses	2,825	-

Total current assets	471,563	370,716
PATENTS	36,613	35,335

TOTAL ASSETS	$ 508,176	$ 406,051

LIABILITIES
CURRENT
Accounts payable	$ 254,187	$ 84,498
Accrued expenses (Including accrued interest of $35,782 at June 30, 2002 and $8,084 at December 31, 2002 - note 6)	57,382	8,084
Advances from related parties (note 6)	473,618	190,729

Total current liabilities	785,187	283,311
Provisions and liabilities related to transfer of ownership of subsidiary (notes 3 & 8)	557,611	659,403

TOTAL LIABILITIES	1,342,798	942,714

Going concern (note 1)
Commitments and contingencies (note 10)
CAPITAL DEFICIENCY
Authorized (note 7)
Preferred stock; par value $0.0001 per share, 1,000,000 shares
Common stock; par value $0.0001 per share, 15,000,000 shares
Issued (note 7):
Series 'A' convertible preferred stock; Liquidation preference $1 per share, or $1,000 total; 1,000 shares issued and outstanding as of June 30, 2002 and December 31, 2001	1	1
Series 'B' convertible preferred stock; Liquidation preference $2 per share, or $500,002 total; 175,001 shares issued and outstanding as of June 30, 2002 and December 31, 2001	175	175
Common stock; 10,206,694 shares outstanding as of June 30, 2002 and December 31, 2001	1,020	1,020
Additional paid-in capital	1,821,816	1,821,816

Deficiency accumulated during the development stage	(2,657,634)	(2,359,675)

TOTAL CAPITAL DEFICIENCY	(834,622)	(536,663)

TOTAL LIABILITIES AND CAPITAL DEFICIENCY	$ 508,176	$ 406,051

The accompanying notes to consolidated financial statements
are an integral part of these consolidated balance sheets

CLEAN ENERGY COMBUSTION SYSTEMS, INC.
(a development stage enterprise)
(expressed in U.S. dollars)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months Ended June 30,		Six months Ended June 30,		Jan. 1, 1999 to June 30, 2002 (Cumulative)
	2002	2001	2002	2001

	(unaudited)
ADMINISTRATION AND MARKETING EXPENSES
Accounting	$ 2 ,134	$ 18,011	$ 8,487	$ 27,240	$ 77,052
Wages and benefits	34,142	14,118	67,109	66,704	557,002
Amortization	-	2,476	-	7,472	45,027
Communications	1,299	1,411	2,849	3,281	33,160
Foreign exchange (gain) loss	(116)	18,130	(116)	7,360	(27,536)
Interest	22,775	3,576	27,698	7,519	71,554
Legal & patent maintenance	6,534	21,922	6,818	44,083	160,930
Marketing	15,193	24,391	26,279	54,838	318,325
Occupancy	-	8,697	-	18,133	99,829
Office and miscellaneous	2,462	8,449	4,450	13,169	99,632
Professional fees	-	9,775	-	9,775	15,972
Transfer agent fees	520	-	520	2,460	34,402

Total administration and marketing	84,423	130,956	144,094	262,034	1,485,349

RESEARCH AND DEVELOPMENT EXPENSES
Wages and benefits	-	30,263	-	108,501	768,339
Development	120,066	34,664	255,656	48,328	505,737

Total research and development	120,066	64,927	255,656	169,337	1,274,076

TOTAL EXPENSES AND NET LOSS BEFORE THE FOLLOWING:	(204,489)	(195,883)	(399,750)	(431,371)	(2,759,425)
REDUCTION OF PROVISION RELATED TO TRANSFER OF SUBSIDIARY (note 3)	23,481	―	101,791	―	101,791

TOTAL EXPENSES AND NET LOSS FOR THE PERIOD	$ (181,008)	$ (195,883)	$ (297,959)	$ (431,371)	$ (2,657,634)

BASIC AND DILUTED NET LOSS PER SHARE OF COMMON STOCK (note 2)	$ (0.02)	$ (0.02)	$ (0.03)	$ (0.04)

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING	10,382,695	10,382,695	10,382,695	10,382,695

The accompanying notes to consolidated financial statements
are an integral part of these consolidated statements of operations

CLEAN ENERGY COMBUSTION SYSTEMS, INC.
(a development stage enterprise)
(expressed in U.S. dollars)
CONSOLIDATED OF CAPITAL DEFICIENCY

	Series 'A' Preferred Stock		Series 'B' Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated During The Development Stage
	Shares	Amount	Shares	Amount	Shares	Amount		Period	Cumulative

	(unaudited)
Issued on incorporation	1,000	$ 1	-	$ -	9,643,750	$ 964	$ 535	$ -	$ 1,500
Private placement	-	-	250,001	250	-	-	499,752	-	500,002
Vesting of previously issued but unexercised warrants granted to consultant (note 7)	-	-	-	-	-	-	2,000	-	2,000
Net loss for the period ended December 31, 1999	-	-	-	-	-	-	-	(639,404)	(639,404)

Balance, December 31, 1999	1,000	1	250,001	250	9,643,750	964	502,287	(639,404)	(135,902)

Vesting of previously issued but unexercised warrants granted to consultant (note 7)	-	-	-	-	-	-	18,500	-	18,500
Issued on conversion of promissory note	-	-	-	-	487,944	49	975,838	-	975,887
Net loss for the period ended December 31, 2000	-	-	-	-	-	-	-	(907,826)	(907,826)

Balance, December 31, 2000	1,000	1	250,001	250	10,131,694	1,013	1,496,625	(1,547,230)	(49,341)

Vesting of previously issued but unexercised warrants granted to consultant (note 7)	-	-	-	-	-	-	30,601	-	30,601
Conversion of series 'B' convertible preferred stock to common stock	-	-	(75,000)	(75)	75,000	7	68	-	-
Disposition of subsidiary (note 3)							294,522		294,522
Net loss for the period ended December 31, 2001	-	-	-	-	-	-	-	(812,445)	(812,445)

Balance, December 31, 2001	1,000	1	175,001	175	10,206,694	1,020	1,821,816	(2,359,675)	(536,663)

Net loss for the period ended June 30, 2002	-	-	-	-	-	-	-	(297,959)	(297,959)

Balance, June 30, 2002	1,000	$ 1	175,001	$ 175	10,206,694	$ 1,020	$ 1,821,816	$ (2,657,634)	$ (834,622)

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements of capital deficiency

CLEAN ENERGY COMBUSTION SYSTEMS, INC.
(a development stage enterprise)
(expressed in U.S. dollars)
CONSOLIDATED OF CASH FLOW

	Six-Months Ended June 30,		Jan. 1, 1999 to June 30, 2002 (Cumulative)
	2002	2001

	(unaudited)
OPERATING ACTIVITIES
Total expenses and net loss	$ (297,959)	$ (431,371)	$ (2,657,634)
Adjustments to reconcile total expenses and net loss to net cash utilized in operating activities:
Amortization	-	7,472	45,027
Non-cash consulting expense	-	27,576	51,101
Reduction of provision related to transfer of subsidiary	(101,792)	-	(101,792)
Change in operating assets and liabilities:
Accounts receivable and prepaid expenses	(2,825)	(193,945)	(21,144)
Accounts payable	169,689	434,408	738,596
Accrued liabilities	49,298	40,431	189,107
Payroll taxes	-	(27,293)	-

Net cash used in operating activities	(183,589)	(142,722)	(1,756,739)

INVESTING ACTIVITIES
Proceeds from sale of short-term investment	-	13,338	-
Additions to patents	(1,278)	(4,252)	(36,613)
Purchase of property and equipment	-	(179)	(92,791)

Net cash provided by (used in) investing activities	(1,278)	8,307	(129,404)

FINANCING ACTIVITIES
Advances to an affiliated company	(98,022)	487	(145,863)
Advances from shareholders (note 6)	-	-	273,779
Advances from related parties	282,889	132,398	282,889
Net proceeds from disposal of subsidiary	-		(2,051)
Proceeds from issue of common stock	-	-	976,887
Proceeds from issue of series 'A' convertible preferred stock	-	-	500
Proceeds from issue of series 'B' convertible preferred stock	-	-	500,002

Net cash provided by financing activities	184,867	132,885	1,886,143

NET DECREASE IN CASH AND CASH EQUIVALENTS	-	(930)	-
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	-	2,122	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ -	$ 1,192	$ -

NON-CASH INVESTING AND FINANCING ACTIVITIES:

In December 2001, 75,000 series 'B' shares of preferred stock were converted into 75,000 shares of common stock.
In August and October 2000, a significant shareholder converted the principal amount and all interest of a loan into 487,944 shares of common stock.

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements of cash flows

CLEAN ENERGY COMBUSTION SYSTEMS, INC.
(a development stage enterprise)
(expressed in U.S. dollars)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Nature Of Business; Organization And Operations; Going Concern

Clean Energy Combustion Systems, Inc. ("we", "our company" or "Clean Energy") was incorporated under the laws of the State of Delaware and organized and commenced its operations on March 1, 1999. These financial statements also reflect select pre-organization transactions and commitments incurred between January 1, 1999 and the date of incorporation on March 1, 1999, that were accepted by our board of directors in connection with its organization as obligations of our company.

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

Since we have not generated operating revenues to date, we should be considered a development stage enterprise. As of June 30, 2002, we have incurred losses from inception totaling $2,657,634, have a working capital deficiency of $313,624, and do not currently have the financial resources to complete our business plan. Our ability to continue as a going concern will be dependent upon our ability to attain future profitable operations and to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. External financing, predominately in the short-term by loans from affiliated parties and in the longer-term through the issuance of equity or debt will be sought to finance development of our products; however, there can be no assurance that sufficient funds will be raised.

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

We are authorized under our Certificate of Incorporation to issue shares of common stock, series 'A' preferred stock, series 'B' preferred stock and series 'C' preferred stock (sometimes referred to in our consolidated financial statements and this report as "common shares", "series 'A' preferred shares", "series 'B' preferred shares" and "series 'C' preferred shares", respectively). See note 7.

CLEAN ENERGY COMBUSTION SYSTEMS, INC.
(a development stage enterprise)
(expressed in U.S. dollars)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Significant Accounting Policies

Basis Of Presentation

We prepared these consolidated financial statements in conformity with accounting principles generally accepted in the United States. While these financial statements reflect all normal recurring adjustments, which, in the opinion of our management, are necessary for fair presentation of the results of the interim period, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. For additional information, refer to the consolidated financial statements included in our annual report on form 10-K for our fiscal year ended December 31, 2001

The consolidated results of operations for the three- and six-month interim periods ended June 30, 2002 included in these consolidated financial statements are not necessarily predictive of results to be expected for our full fiscal year ended December 31, 2002.

Consolidation

In the course of preparing these consolidated financial statements, we consolidated the accounts of our wholly-owned subsidiary, Clean Energy USA Inc. ("Clean Energy USA") with those of Clean Energy for the interim periods ended after December 31, 2001 included in these consolidated financial statements, and the accounts of our former wholly-owned subsidiary, Clean Energy Technologies (Canada) Inc. ("Clean Energy Technologies"), which we disposed of on December 31, 2001, with those of Clean Energy for the interim periods ended on or before December 31, 2001 included in these consolidated financial statements. All significant intercompany balances and transactions amongst Clean Energy and each of these subsidiaries were eliminated as a consequence of the consolidation process, and are therefore not reflected in these consolidated financial statements. Results of consolidated operations for the interim periods ended after December 31, 2001 included in these consolidated financial statements may not be comparable to results for the corresponding interim periods ended on or before December 31, 2001due to the divestiture of Clean Energy Technologies, although Clean Energy Technologies has continued to provide research and development services to our company on a contractual basis since December 31, 2001. See note 3

Foreign Currency Translation

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

CLEAN ENERGY COMBUSTION SYSTEMS, INC.
(a development stage enterprise)
(expressed in U.S. dollars)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Estimates And Assumptions

The preparation of these consolidated financial statements in conformity with generally accepted accounting principles requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of these consolidated financial statements and the reported amount of revenues and expenses during the reporting periods. Actual results may differ from those estimates

Cash And Cash Equivalents

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

CLEAN ENERGY COMBUSTION SYSTEMS, INC.
(a development stage enterprise)
(expressed in U.S. dollars)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Basic And Diluted Loss Per Share

Our basic loss per share is computed in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", by dividing the net loss for the period attributable to holders of our common shares by the weighted average number of common shares outstanding for the period. Our diluted loss per share is computed, also in accordance with SFAS No. 128, by including the potential dilution that could occur if holders of our dilutive securities were to exercise or convert these securities into common shares. Common share equivalents are excluded from the computation if their effect is anti-dilutive. Common share equivalents consist of common shares issuable upon the conversion of the convertible loans, notes and special warrants (using the if-converted method) and incremental shares issuable upon the exercise of common share purchase options and warrants (using the treasury stock method).

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

CLEAN ENERGY COMBUSTION SYSTEMS, INC.
(a development stage enterprise)
(expressed in U.S. dollars)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

At the date of this transaction, December 31, 2001, we made provisions and allowances of $659,403 related to amounts advanced to Clean Energy Technologies and amounts payable by Clean Energy Technologies which we may have to satisfy. During the current six-month period, the advances increased by a net amount of $98,022, while the obligations decreased by $199,813. The net of these amounts, a decrease of $101,791, has been credited to the statement of operations as a reduction of provision related to the transfer of subsidiary.

CLEAN ENERGY COMBUSTION SYSTEMS, INC.
(a development stage enterprise)
(expressed in U.S. dollars)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Advances To Affiliated Company

As at June 30, 2002 and December 31, 2001, we had advanced $468,738 (CDN $732,761) and $370,716 (CDN $590,476), respectively, to Clean Energy Technologies. These advances are non-interest bearing, are repayable in Canadian dollars and have no specific terms of repayment.

As the repayment of these advances is primarily dependant upon Clean Energy acquiring sufficient funding to honor our research and development contract with Clean Energy Technologies, a valuation allowance equal to the full amount of the advances was set up and the net gain on disposition of Clean Energy Technologies was reduced accordingly (See note 3). This allowance has been increased to reflect the net increase in advances in the current period.

  Property And Equipment

On December 31, 2001, Clean Energy disposed of all of our shares in Clean Energy Technologies, which reduced our property and equipment accounts to $0 as of that date (note 3).

  Advances From Related Parties

Summarized below are our advances and borrowing from related parties as of June 30, 2002 and December 31, 2001:

	June 30, 2002	December 31, 2001

Advances from officers, directors and principal shareholders	$ 423,618	$ 190,729
Advances from shareholders Total	50,000	-

Total	$ 423,618	$ 190,729

The advances from officers, directors and principal shareholders include advances from the following: Mr. R. Dirk Stinson, a director and indirect principal shareholder through Ravenscraig Properties; McSheahan Enterprises Ltd., a principal corporate shareholder that is owned and controlled by Barry A. Sheahan, an executive officer and a director of Clean Energy; JPT2 Holdings Ltd., a principal corporate shareholder that is owned and controlled by John P. Thuot, an executive officer and a director of Clean Energy; and John D. Chato, Chairman of our board of directors and indirect principal shareholder through J9 Enterprises Ltd. These advances are unsecured, bear interest at the rate of 8.75% per annum, are repayable in Canadian dollars, and have no specific terms of repayment.

The advances from shareholders are unsecured, bear interest at the rate of 8.75% per annum, are repayable in Canadian dollars, and have no specific terms of repayment.

Pursuant to the loan agreements, each of the above parties has the right to convert any portion of outstanding indebtedness under the note, including accrued interest, that accrues on or prior to the date that occurs two months after the date of listing, at a conversion rate equal to 80% of the average market trading price for the 30 day period prior to conversion, but not to exceed $2 per share. As

CLEAN ENERGY COMBUSTION SYSTEMS, INC.
(a development stage enterprise)
(expressed in U.S. dollars)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the result of the commencement of trading of common shares on the OTC Bulletin Board on June 17 2002, this date has been fixed as of August 16, 2002. Interest of $35,782 as at June 30, 2002 ($8,084 as at December 31, 2001) has been accrued.

  Share Capital and Stock Options

During 2001, our board of directors authorized the creation of an additional 500,000 preferred shares upon our filing of an amendment to our certificate of incorporation, bringing the authorized total at that time, including classes of preferred stock designated below, to 1,500,000 shares.

Series 'A' Preferred Stock

Our series 'A' preferred shares are non-voting and may be converted into one common share at the option of the holder at any time. The affirmative consent of a majority of all outstanding series 'A' preferred shares is required to liquidate or dissolve our company, to sell our principal assets, to merge or consolidate our company with another, to declare a dividend, to make any changes in our authorized capital stock, or to issue additional preferential preferred shares. Should our common shares be accepted for listing on The New York Stock Exchange or The American Exchange or accepted for quotation on Nasdaq, all outstanding series 'A' preferred shares will automatically convert into common shares on a one for one basis once our common shares have been actively traded on that exchange or market for a two year continuous period. In the event of the voluntary or involuntary liquidation, dissolution or winding up of our company, our series 'A' preferred shareholders will be entitled to an amount equal to $1 per share, but after payment has been made to all series 'B' preferred shareholders with respect to their liquidation preference.

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

CLEAN ENERGY COMBUSTION SYSTEMS, INC.
(a development stage enterprise)
(expressed in U.S. dollars)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended December 31, 2001, one of our shareholders converted 75,000 series 'B' preferred shares into 75,000 common shares, leaving 175,001 issued and outstanding at June 30, 2002 and December 31, 2001.

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

During the period ended December 31, 1999, we designated 500,000 preferred shares as series 'C' preferred stock. As at June 30, 2002, there were no series 'C' preferred shares.

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

CLEAN ENERGY COMBUSTION SYSTEMS, INC.
(a development stage enterprise)
(expressed in U.S. dollars)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Also in 2002, we granted management incentive options to JPT2 Holdings Ltd. and McSheahan Enterprise Ltd., management corporations controlled by Messrs. Thuot and Sheahan, respectively, entitling them to purchase an aggregate of 24,000 common shares at an exercise price of $2 per share. These options vest equally monthly over a one-year period, and each annual vesting portion expires five years subsequent to the vesting date.

At June 30, 2002, a total of 709,305 common share purchase options had been granted, and 423,305 options were vested. No common share purchase options have been exercised as at June 30, 2002.

Common Share Purchase Warrants

During 1999, we issued 36,000 common share purchase warrants as additional consideration pursuant to a public relations services agreement pursuant to which the holder is given the right to purchase 36,000 common shares at $2 per share. The right to exercise these warrants vests in equal monthly instalments over a twenty-four month period, and each instalment lapses five years after date of vesting. As at June 30, 2002, all of the 36,000 shares have vested and none have been exercised.

During 2000, we also issued 200,000 share purchase warrants as additional consideration pursuant to an investors and media relations services agreement pursuant to which the holder is given the right to purchase 200,000 common shares at prices between $2 to $5 per share. The right to exercise these warrants vests in equal quarterly instalments over a twelve-month period commencing July 27, 2000, and each instalment lapses twelve months after date of vesting. As at June 30, 2002, all 200,000 shares have vested and lapsed, and none of the warrants were exercised.

CLEAN ENERGY COMBUSTION SYSTEMS, INC.
(a development stage enterprise)
(expressed in U.S. dollars)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

We have entered into management services agreements with to JPT2 Holdings Ltd. and McSheahan Enterprise Ltd., management corporations controlled by Messrs. Thuot and Sheahan, respectively, providing for total annual payments of $120,000 (CDN $192,000), commencing April, 2001, plus additional common share purchase options as detailed in note 7. Each agreement provides for a one-year initial term, renewed automatically for successive one-year terms. This agreement was renewed for an additional year, commencing April 1, 2002, with annual payments of $130,000 (CDN $200,000).

CLEAN ENERGY COMBUSTION SYSTEMS, INC.
(a development stage enterprise)
(expressed in U.S. dollars)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We have entered into a consulting agreement with the HMJ Corporation, a company owned and controlled by William D. Jackson, a director of our company. The agreement obligates HMJ to provide the services of Dr. Jackson for a stipulated number of hours monthly and requires Clean Energy to pay a retainer of US$5,000 monthly, plus out-of-pocket travel costs associated with the contract work. This agreement commenced April, 2001 and expired March 31, 2002. A renewal of the agreement is currently under review with Dr. Jackson.

We have entered into a consulting agreement with an engineer with respect to our residential hot water heater project to provide a stipulated number of hours monthly. The agreement requires Clean Energy to pay a retainer of US$2,000 monthly, plus out-of-pocket travel costs associated with the contract work.

We have entered into a public relations services agreement whereby Clean Energy was obligated to pay a monthly fee of CDN $6,000 for a period of thirty-six months, commencing April 1999. Either party can terminate the agreement after one year. In April, 2001, the parties agreed to amend this agreement to reduce the monthly fee to CDN $3,000.

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

The consolidated results of operations for the three- and six-month interim periods ended June 30, 2002 included in this report are not necessarily predictive of results to be expected for our full fiscal year ended December 31, 2002. Results of consolidated operations for the interim periods ended after December 31, 2001 included in this report may not be comparable to results for corresponding interim periods ended on or before December 31, 2001 due to the divestiture on December 31, 2001 of our research and development subsidiary, Clean Energy Technologies, to Mr. John D. Chato, the inventor of our technologies, our head of our research and development, and a director and principal shareholder of our company. As a part of that divestiture, Clean Energy Technologies entered into an agreement to provide continued research and development services to our company on a cost plus 10% contractual basis since December 31, 2001. See explanatory note 3 to our consolidated financial statements.

Results Of Operations

Operating Revenues

We had no revenues for our six-month and three-month interim fiscal periods ended June 30, 2002 and June 30, 2001, respectively.

Operating Loss

We incurred an operating loss of $297,959 for our six-month interim period ended June 30, 2002, as compared to $431,371 for the corresponding interim period in fiscal 2001, representing a $133,412 or 30.9% overall decrease. For our three-month interim period ended June 30, 2002, we incurred an operating loss of $181,008, as compared to $195,883 for the corresponding interim period in fiscal 2001, representing a decrease of $14,875 or 7.6%.

The 30.9% overall decrease in our operating loss for our six-month interim period ended June 30, 2002 over the corresponding interim period in fiscal 2001 was primarily attributable to:

  a $117,940, or 45.0%, decrease in administration expense from $262,034 to $144,094; and

  a $101,791 reduction of provision related to transfer of subsidiary which occurred in 2002 but not in 2001;

partially offset by

  an $86,319, or 51.0%, increase in research and development expense from $169,337 to $255,656.

For our three-month interim period ended June 30, 2002, the 7.6% overall decrease in our operating loss over the corresponding interim period in fiscal 2001 was primarily attributable to:

  a $46,533, or 35.5%, decrease in administration expense from $130,956 to $84,423; and

  a $23,481 reduction of provision related to transfer of subsidiary which occurred in 2002 but not in 2001;

partially offset by

  a $55,139, or 84.9%, increase in research and development expense from $64,927 to $120,066.

The decrease in administration expense for our six-month and three-month interim periods ended June 30, 2002 over the corresponding interim periods in fiscal 2001, respectively, and the increase in our research and development expense over the same periods, respectively, were both primarily attributable to the divestiture of our research and development subsidiary, Clean Energy Technologies, and our subsequent contracting of research and development services on a cost-plus 10% contract basis. Specifically, in divesting Clean Energy Technologies and its attendant research and development personnel and activities, we effectively shifted a portion of our wages and benefits, marketing expense, amortization expense and occupancy costs included in administration expense from that aggregate expense grouping to the research and development expense grouping, insofar as these costs are now indirectly recorded by us under the monthly cost plus 10% research and development fee that is charged to us under the research and development contract we entered into with Clean Energy Technologies..

As a consequence of this divestiture, we recorded a $31,621 overall net reduction in combined administration and research and development expense over our six-month interim periods ended June 30, 2002, reflecting an overall reduction in our research and development activities and attendant decreases in materials and labor costs for this period as compared to the corresponding prior period, and a$8,606 overall net increase in combined administration and research and development expense over our three-month interim periods ended June 30, 2002, reflecting an overall increase in our research and development activities and attendant decreases in materials and labor costs for this period as compared to the corresponding prior period.

Relationships And Transactions On Terms That Would Not Be Available From Clearly Independent Third Parties

We have not entered into any transactions during our six-month interim period ended June 30, 2002 with any parties that are not clearly independent on terms that might not be available from other clearly independent third parties related parties.

Liquidity And Capital Resources

Sources of Cash

Our cash flow requirements from our inception through June 30, 2002 were principally funded by:

  $976,887 in short-term advances from a shareholder which was subsequently converted in fiscal 2000 into 487,944 common shares at a conversion price of $2 per share pursuant to the terms of our financing agreement with that shareholder;

  $500,002 in gross proceeds from a private placement of series 'B' preferred shares which closed on April 6, 1999;

  $785,187 in accounts payable, accrued liabilities and short-term advances by shareholders; and

  $557,611 in provisions and liabilities related to transfer of ownership of subsidiary.

  Included in the $785,187 in accounts payable, accrued liabilities and short-term advances by shareholders noted above are short-term advances by shareholders and other creditors in the aggregate amount of $473,618 relating to both cash advances and unpaid wages and fees. Pursuant to the terms of the underlying notes or agreements, these obligations are payable, together with interest accrued at prime plus 2%, upon demand or, at the option of the noteholder, convertible into common shares at a conversion rate determined at the time of conversion based on a 20% discount to average market trading price for the prior twenty business days, or $2 per share if our common shares are not trading at the time of conversion.

  There are no guarantees, commitments, lease and debt agreements or other agreements that could trigger adverse change in our credit rating, earnings, cash flows or stock price, including requirements to perform under standby agreements, other than the following:

    Defaults in the notes described above.

    Contingent liabilities of Clean Energy Technologies as of June 30, 2002 in the amount of $88,873 which arise from contracts previously entered into by Clean Energy either jointly with, or on behalf of, Clean Energy Technologies before our divestiture of that company on December 31, 2001. These contingent liabilities are included as part of liabilities relating to Clean Energy Technologies in our consolidated balance sheet.

  Current Cash Position and Historical Changes In Cash Position

  Our cash and cash equivalents position as of June 30, 2002 and December 31, 2001 was $0. Our cash and cash equivalents position as of June 30, 2001 was $1,192, as compared to $2,122 as of December 31, 2000.

  In the six month period ended June 30, 2002, we generated $184,867 in cash from financing activities, partially offset by $183,589 in cash used in operating activities and $1,278 used in investing activities. The $930 decrease in our cash position for our six-month interim period ended June 30, 2001 as compared to December 31, 2000 was attributable to $142,722 used in operating activities and $13,338 used in investing activities, partially offset by $132,885 realized from financing activities.

  Our operating activities required cash in the amount of $183,589 for our six-month period ended June 30, 2002, as compared to cash requirements of $142,722 for the corresponding interim period in fiscal 2001. The $183,589 of cash used in operating activities for our six-month interim period ended June 30, 2002 reflected our net loss of $297,959 for that period, as decreased for non-cash deductions and a net increase in non-cash working capital balances. The $930 decrease in our cash position for our six-month interim period ended June 30, 2001 as compared to December 31, 2000 was attributable to $142,722 in cash used in operating activities, partially offset by $8,907 realized from investing activities and $132,885 realized from financing activities

  We used cash in the amount of $1,278 for investing activities which was comprised of additions to patents for our six-month interim period ended June 30, 2002, as compared to $8,907 of cash used in investing activities for the corresponding interim period in fiscal 2001. There were no purchases of property or equipment, or investment in patents for our six-month interim period ended June 30, 2002, as compared to additions to patents of $4,252 and purchases of property and equipment of $179 for the corresponding interim period in fiscal 2001.

  We raised $184,867 in cash from financing activities for our six-month interim period ended June 30, 2002, as compared to $132,885 in cash raised from financing activities for the corresponding interim period in fiscal 2001. The $184,867 in cash raised through financing activities for our six-month interim period ended June 30, 2002 was principally comprised of $282,889 in funds advanced by shareholders and related parties, and

  $98,022 net additional advances to an affiliated company. The $132,885 in cash raised through financing activities for our six-month interim period ended June 30, 2001, was principally comprised of $132,398 in funds advanced by shareholders, related parties and consultants.

  Plan Of Operation And Prospective Capital Requirements

  Our ability to continue as a going concern will be dependent upon our entering into revenue producing contracts and raising additional working capital to fund these contracts, conduct addition research and development activities through our contract with Clean Energy Technologies and fully implement our longer-term business plan and marketing strategies. We anticipate that we will need to raise at least $850,000 to fund our projected operating, research and development and project costs over the next twelve months assuming we continue to stay our China coal project, and at least $5,000,000 in working capital (including the $850,000 noted above) to fully implement our business plan and marketing strategies including the acquisition of the necessary plant, equipment and personnel to pursue larger scale research & development projects as identified in our business plan. These estimates will be subject to significant change based upon any contracts we may enter into and/or additional capital we may raise, including any grant monies we receive.

  Our operating expenses are currently being funded primarily through:

  advances made by Mr. Stinson under the terms of the promissory note previously described;

  accounts payable; and

  contingent liabilities of Clean Energy Technologies in the amount of $88,873.

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

  Our research and development contractor, Clean Energy Technologies, has received or is entitled to receive CDN $60,000 to date in matching grants with respect to our Canadian natural gas-fueled industrial dryer project, and is filing grant applications for the purpose of funding an additional CDN $193,000 in project costs. Should it raise this capital, our industry partner has committed to fund the balance of the project costs of approximately CDN $193,000. These amounts, if and when received, will reduce or lever our research and development costs for the project.

  We have also filed grant applications with government funding programs in Canada and in California to provide matching funds for our natural gas-fueled water heater project, and are currently in negotiations with prospective industry partners relative to advancing this project.

  Our intent is to raise additional working capital to fund our ongoing capital and operational requirements in one or more increments through grants, contract advances, public or private sales of debt or equity securities, debt financing or short-term loans, or a combination of the foregoing. We currently are in contact with, and over the past year have also been in contact with, a number of financing sources, including investors, lenders and finders, relative to funding our ongoing capital requirements. With the exception of the grant applications described above, we have not to date, however, received significant commitments from any of these sources on terms our board deems acceptable. Our ability to raise monies has also been adversely affected in part by general poor economic conditions and enhanced risks associated in investing in development stage ventures.

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

  Foreign Exchange

  We recorded no foreign currency translation gain or loss for our six-month period ended June 30, 2002. We anticipate that our exposure to significant foreign currency gains or losses on our accounting records will decrease as the result of the disposition of Clean Energy Technologies. We cannot give you any assurance that our future operating results will not be adversely affected by currency exchange rate fluctuations. See that section of this report captioned "Quantitative and Qualitative Disclosure About Market Risk" for a description of other aspects of our company that may be potentially affected by foreign exchange fluctuations.

  Effect Of Inflation

  We do not believe that our operating results were adversely affected during the first six months of fiscal 2002 or fiscal 2001 by inflation or changing prices.

  Critical Accounting Policies

  Our consolidated financial condition and results of operations are not currently subject to or impacted by critical accounting policies involving areas in which subjective or complex judgments are made in connection with methods, assumptions or estimates concerning the effect of matters that are inherently uncertain.

  Recent Accounting Pronouncements

  For a summary of the effect of recent accounting pronouncements on our company, see that section in explanatory note 2 to our consolidated financial statements included with this report captioned "Recent Accounting Pronouncements".

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

  Uncertainties And Other Risk Factors That
  May Affect Our Future Results And Financial Condition

  Our future results of operations or financial condition may be affected by the uncertainties and other risk factors enumerated below as well as those presented elsewhere in this report and in other reports we periodically file with the SEC, including our annual report on form 10-K for the fiscal year ended December 31, 2001, and should be considered in context with the various disclosures concerning our company presented elsewhere herein and therein.

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

  We do not anticipate that we will generate revenues for at least twelve months at the earliest, assuming that one or more of our pending projects lead to a commercial contract. We have, as a result of our lack of revenues, incurred operating losses in the amount of $2,657,634 from our inception through June 30, 2002, and we anticipate that we will continue to incur substantial operating losses for the foreseeable future, despite any revenues we may receive in the short-term from any of our pending projects, due to the significant costs associated with the development and marketing of our burner technologies. We cannot give you any assurance that we will generate revenues or profits in the near future or at all.

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

  Our inability to retain our key managerial and research and development personnel would adversely affect our ability to introduce our products to the market, generate revenues and profits, and raise additional working capital, and may even force us to suspend our operations and possibly even liquidate our assets and wind-up and dissolve our company

  Our success depends to a significant extent on the continued efforts of our research and development and senior management team, which currently is composed of a small number of individuals, including Mr. John D. Chato, the inventor of our licensed technologies who heads our research and development efforts on a contract basis through Clean Energy Technologies, Mr. John P. Thuot, our President, and Mr. Barry A. Sheahan, our Chief Financial Officer. The loss of any of these management personnel would:

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

  Although Messrs. Chato, Thuot and Sheahan have signed research and development or management services agreements, we cannot give you any assurance that one or more of these employees will not leave our company. We also do not carry key person life insurance on any of our key management personnel.

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

  Risks Relating to Our Securities

  There is only a limited public market for the common shares on the OTC Bulletin Board and that market is extremely volatile

  There is only a limited public market for the common shares on the OTC Electronic Bulletin Board, and we cannot give you any assurance that a broader or more active public trading market for the common shares will develop or be sustained, or that current trading levels will be sustained.

  The market price for the common shares on the OTC Bulletin Board has been and we anticipate will continue to be extremely volatile and subject to significant price and volume fluctuations in response to a variety of external and internal factors. This is especially true with respect to emerging companies such as ours. Examples of external factors, which can generally be described as factors that are unrelated to the operating performance or financial condition of any particular company, include changes in interest rates and worldwide economic and market conditions, as well as changes in industry conditions, such as changes in the cost of components and energy, regulatory and environment rules, announcements of technology innovations or new products by other companies, and quarterly fluctuation in our or in our competitors' operating results. Examples of internal factors, which can generally be described as factors that are directly related to our operating performance or financial condition, would include release of reports by securities analysts and announcements we may make from time-to-time relative to our ability to enter into contracts or other arrangement, our operating performance, advances in our technology or other business developments specific to our company. Any of these external or internal factors could have a significant impact on the price of our common shares or other securities on the public market.

  Because we are a development stage enterprise with a limited operating history and no revenues or profits to date, the market price for the common shares is more volatile than that of a seasoned issuer. Changes in the market price of the common shares, for example, may have no connection with our operating results or business prospects. No predictions can be made as to what the prevailing market price for the common shares will be at any time, or as to what effect, if any, that the sale of shares or the availability of common shares for sale at any time will have on the prevailing market price.

  Sales of substantial amounts of the common shares on the public market, or the perception that substantial sales could occur, could adversely affect the prevailing market prices for those shares and also, to the extent the prevailing market price for the common shares is reduced, adversely impact our ability to raise additional capital in the equity markets. In addition, employees, directors and consultants of Clean Energy currently hold vested options entitling them to acquire 459,305 common shares. Should these persons exercise these options, it is likely they would sell some or all of the underlying common shares on the public markets in order to procure liquidity to pay taxes as well as other reasons they may deem pertinent.

  You will be subject to the penny stock rules to the extent our stock price on the OTC Bulletin Board is less than $5

  Since the common shares are not listed on a national stock exchange or quoted on the Nasdaq Market within the United States, trading in the common shares on the OTC Electronic Bulletin Board is subject, to the extent the market price for the common shares is less than $5 per share, to a number of regulations known as the "penny stock rules". The penny stock rules require a broker-dealer to deliver a standardized risk disclosure document prepared by the SEC, to provide the customer with additional information including current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, monthly account statements showing the market value of each penny stock held in the customer's account, and to make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. To the extent these requirements may be applicable they will reduce the level of trading activity in the secondary market for the common shares and may severely and adversely affect the ability of broker-dealers to sell the common shares.

  You should not expect to receive a liquidation distribution

  If you hold common shares and were we to wind-up and dissolve our company and liquidate and distribute our assets, you would share ratably with our other common shareholders in our assets only after we satisfy the following obligations calculated as of December 31, 2001:

  any amounts we would owe to our creditors ($785,187);

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

  Dated at Burnaby, British Columbia, this 11th day of August, 2002.

Clean Energy Combustion Systems, Inc.
By: /s/ John P. Thuot
John P. Thuot President (principal executive officer)
By: /s/ Barry A. Sheahan
Barry A. Sheahan, C.A. Chief Financial Officer (principal accounting officer