Form 10-Q
period 2002-09-30
CLEAN ENERGY COMBUSTION SYSTEMS INC
filed 2002-11-14
CIK 1096013

As filed with the Securities and Exchange Commission on November 14, 2002

Securities And Exchange Commission
Washington, D.C. 20549

_________________

FORM 10-Q

_________________

(Mark One)
Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934 For The Nine-Month Period Ended September 30, 2002; Or
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

10,215,027 shares of common stock, par value $0.0001 per share, as of November 8, 2002

Introductory Notes

The information in this report is current as of the date of this report (November 8, 2002), unless another date is specified.

We conduct our transactions in the currency of both the United States and Canada, although we consider the United States dollar to be our functional and reporting currency. All references to "dollars" in this report refer to United States or U.S. dollars unless specific reference is made to Canadian or CDN dollars. The rate of exchange of Canadian dollars to United States dollars as of September 30, 2002, was CDN $1.5872 to U.S. $1. For information relative to the conversion of our accounts into U.S. dollars, see that section captioned "Foreign Currency Translation" contained in explanatory note 2 to the interim consolidated financial statements included in this report.

We prepare our interim consolidated financial statements in accordance with United States generally accepted accounting principles. Our consolidated financial condition and results of operations for the nine-month interim period ended September 30, 2002 are not necessarily indicative of our prospective consolidated financial condition and results of operations for the full fiscal year ended December 31, 2002. The interim consolidated financial statements presented in this report as well as other information relating to our company contained in this report should be read in conjunction with the annual consolidated financial statements and more detailed background information relating to our company and our business contained in our annual report on form 10-K for our fiscal year ended December 31, 2001.

Special Note Regarding Forward-Looking Statements

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

-ii-

Table Of Contents

Page
Consolidated Balance Sheets	1
Consolidated Statements Of Operations	2
Consolidated Statements Of Capital Deficiency	3
Consolidated Statements Of Cash Flow	4
Notes To Consolidated Financial Statements	5
Management's Discussion And Analysis Of Financial Condition And Results Of Operations	16
Overview	16
Results Of Operations	16
Liquidity And Capital Resources	17
Other Matters	20
Quantitative And Qualitative Disclosure About Market Risk	21
Currency Fluctuations	21
Interest Rate Fluctuations	21
Uncertainties And Other Risk Factors That May Affect Our Future Results And Financial Condition	21
Uncertainties And Risks Generally Relating To Our Company And Our Business	21
Risks Relating To Our Securities	29
Legal Proceedings	32
Changes In Securities And Use Of Proceeds	32
Defaults Upon Senior Securities	32
Submission Of Matters To A Vote Of Security Holders	32
Other Information	33
Exhibits And Reports On Form 8-K	33
Signatures	33

-iii-

CLEAN ENERGY COMBUSTION SYSTEMS, INC.
(a development stage enterprise)
(expressed in U.S. dollars)
CONSOLIDATED BALANCE SHEETS
	September 30, 2002	December 31, 2001

	(unaudited)
ASSETS
CURRENT
Advances to an affiliated company (note 4)	$ 353,245	$ 370,716
Prepaid expenses	2,873	-

Total current assets	356,118	370,716

PATENTS	37,241	35,335

TOTAL ASSETS	$ 393,359	$ 406,051

LIABILITIES
CURRENT
Accounts payable	$ 239,461	$ 84,498
Accrued expenses (including accrued interest of $43,029 as of September 30, 2002 and $8,084 as of December 31, 2002-note 6)	91,929	8,084
Advances from related parties (note 6)	503,422	190,729

Total current liabilities	834,812	283,311
Provisions and liabilities related to transfer of ownership of subsidiary (notes 3 and 8)	436,344	659,403

TOTAL LIABILITIES	1,271,156	942,714

Going concern (note 1)
Commitments and contingencies (note 10)
CAPITAL DEFICIENCY
Authorized (note 7)
Preferred stock; par value $0.0001 per share, 1,000,000 shares
Common stock; par value $0.0001 per share, 15,000,000 shares
Issued (note 7):
Series 'A' convertible preferred stock; Liquidation preference $1 per share, or $1,000 total 1,000 shares issued and outstanding as of September 30, 2002 and December 31, 2001	1	1
Series 'B' convertible preferred stock; Liquidation preference $2 per share, or $500,002 total-166,668 shares issued and outstanding as of September 30, 2002 and 175,001 as of December 31, 2001	167,175	175
Common stock; 10,215,027 shares outstanding as of September 30, 2002 and 10,206,694 as of December 31, 2001	1,028	1,020
Additional paid-in capital	1,821,816	1,821,816
Deficiency accumulated during the development stage	(2,700,809)	(2,359,675)

TOTAL CAPITAL DEFICIENCY	(877,797)	(536,663)

TOTAL LIABILITIES AND CAPITAL DEFICIENCY	$ 393,359	$ 406,051

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets

CLEAN ENERGY COMBUSTION SYSTEMS, INC.
(a development stage enterprise)
(expressed in U.S. dollars)
CONSOLIDATED STATEMENTS OF OPERATIONS
	Three months Ended September 30,		Nine months Ended September 30,		Jan. 1, 1999 to September 30, 2002 (Cumulative)
	2002	2001	2002	2001

	(unaudited)
ADMINISTRATION AND MARKETING EXPENSES
Accounting	$ 900	$ 2,401	$ 9,387	$ 29,641	$ 77,952
Wages and benefits	27,197	63,886	94,306	130,590	584,199
Amortization	-	3,736	-	11,208	45,027
Communications	2,295	9,516	5,144	12,797	35,455
Foreign exchange (gain) loss	(36)	(20,092)	(152)	(12,732)	(27,572)
Interest	7,247	4,106	34,945	11,625	78,801
Legal and patent maintenance	11,466	5,351	18,284	49,906	172,396
Marketing	14,948	4,537	41,227	59,375	333,273
Occupancy	-	6,607	-	24,740	99,829
Office and miscellaneous	2,742	3,106	7,192	16,275	102,374
Professional fees	-	-	-	9,303	15,972
Transfer agent fees	-	-	520	2,460	34,402

Total administration and marketing	66,759	83,154	210,853	345,188	1,552,108

RESEARCH AND DEVELOPMENT EXPENSES
Wages and benefits	-	84,588	-	188,182	768,339
Development	97,684	14,948	353,340	80,691	603,421

Total research and development	97,684	99,536	353,340	268,873	1,371,760

TOTAL EXPENSES AND NET LOSS BEFORE THE FOLLOWING:	(164,443)	(182,690)	(564,193)	(614,061)	(2,923,868)
REDUCTION OF PROVISION RELATED TO TRANSFER OF SUBSIDIARY (note 3)	121,268	―	223,059	―	223,059

TOTAL EXPENSES AND NET LOSS FOR THE PERIOD	$ (43,175)	$ (182,690)	$ (341,134)	$ (614,061)	$ (2,700,809)

BASIC AND DILUTED NET LOS PER SHARE OF COMMON STOCK (note 2)	$ (0.00)	$ (0.02)	$ (0.03)	$ (0.06)

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING)	10,382,695	10,382,695	10,382,695	10,382,695

The accompanying notes to consolidated financial statements
are an integral part of these consolidated statements of operations

CLEAN ENERGY COMBUSTION SYSTEMS, INC.
(a development stage enterprise)
(expressed in U.S. dollars)
CONSOLIDATED OF CAPITAL DEFICIENCY
	Series 'A' Preferred Stock		Series 'B' Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated During The Development Stage
	Shares	Amount	Shares	Amount	Shares	Amount		Period	Cumulative

	(unaudited)
Issued on incorporation	1,000	$ 1	-	$ -	9,643,750	$ 964	$ 535	$ -	$ 1,500
Private placement	-	-	250,001	250	-	-	499,752	-	500,002
Vesting of previously issued but unexercised warrants granted to consultant (note 7)	-	-	-	-	-	-	2,000	-	2,000
Net loss for the period ended December 31, 1999	-	-	-	-	-	-	-	(639,404)	(639,404)

Balance, December 31, 1999	1,000	1	250,001	250	9,643,750	964	502,287	(639,404)	(135,902)
Vesting of previously issued but unexercised warrants granted to consultant (note 7)	-	-	-	-	-	-	18,500	-	18,500
Issued on conversion of promissory note	-	-	-	-	487,944	49	975,838	-	975,887
Net loss for the period ended December 31, 2000	-	-	-	-	-	-	-	(907,826)	(907,826)

Balance, December 31, 2000	1,000	1	250,001	250	10,131,694	1,013	1,496,625	(1,547,230)	(49,341)
Vesting of previously issued but unexercised warrants granted to consultant (note 7)	-	-	-	-	-	-	30,601	-	30,601
Conversion of series 'B' convertible preferred stock to common stock	-	-	(75,000)	(75)	75,000	7	68	-	-
Disposition of subsidiary (note 3)							294,522		294,522

Net loss for the period ended December 31, 2001	-	-	-	-	-	-	-	(812,445)	(812,445)
Balance, December 31, 2001	1,000	1	175,001	175	10,206,694	1,020	1,821,816	(2,359,675)	(536,663)
Conversion of series 'B' convertible preferred stock to common stock	-	-	(8,333)	(8)	8,333	8	-	-	-
Net loss for the period ended September 30, 2002	-	-	-	-	-	-	-	(341,134)	(341,134)

Balance, September 30, 2002	1,000	$ 1	166,668	$ 175	10,215,027	$ 1,028	$ 1,821,816	$ (2,700,809)	$ (877,797)

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements of capital deficiency

CLEAN ENERGY COMBUSTION SYSTEMS, INC.
(a development stage enterprise)
(expressed in U.S. dollars)
CONSOLIDATED OF CASH FLOW

	Nine-months Ended September 30,		Jan. 1, 1999 to Sept. 30, 2002 (Cumulative)
	2002	2001

	(unaudited)
OPERATING ACTIVITIES
Total expenses and net loss	$ (341,134)	$ (614,061)	$ (2,700,809)
Adjustments to reconcile total expenses and net loss to net cash utilized in operating activities:
Amortization	-	11,208	45,027
Non-cash consulting expense	-	30,601	51,101
Reduction of provision related to transfer of subsidiary	(223,059)	-	(223,059)
Change in operating assets and liabilities:
Accounts receivable and prepaid expenses	(2,873)	16,208	(21,192)
Accounts payable	154,963	306,038	723,870
Accrued liabilities	83,845	26,369	223,654
Payroll taxes	-	(27,293)	-

Net cash used in operating activities	(328,258)	(250,870)	(1,901,408)

INVESTING ACTIVITIES
Proceeds from sale of short-term investment	-	13,338	-
Additions to patents	(1,906)	(6,977)	(37,241)
Purchase of property and equipment	-	(805)	(92,791)

Net cash provided by (used in) investing activities	(1,906)	5,556	(130,032)

FINANCING ACTIVITIES
Advances to an affiliated company	17,471	2,543	(30,370)
Advances from shareholders (note 6)	-	-	273,779
Advances from related parties	312,693	243,397	312,693
Net proceeds from disposal of subsidiary	-	-	(2,051)
Proceeds from issue of common stock	-	-	976,887
Proceeds from issue of series 'A' convertible preferred stock	-	-	500
Proceeds from issue of series 'B' convertible preferred stock	-	-	500,002

Net cash provided by financing activities	330,164	245,940	2,031,440

NET DECREASE IN CASH AND CASH EQUIVALENTS	-	626	-
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	-	2,122	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ -	$ 2,748	$ -

NON-CASH INVESTING AND FINANCING ACTIVITIES:

In December 2001, 75,000 shares of series 'B' preferred stock were converted into 75,000 shares of common stock.
In August 2002, 8,333 shares of series 'B' preferred stock were converted into 8,333 shares of common stock.
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

  Since we have not generated operating revenues to date, we should be considered a development stage enterprise. As of September 30, 2002, we have incurred losses from inception totalling $2,700,809, have a working capital deficiency of $478,694, and do not currently have the financial resources to complete our business plan. Our ability to continue as a going concern will be dependent upon our ability to attain future profitable operations and to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. External financing, predominately in the short-term by loans from affiliated parties and in the longer-term through the issuance of equity or debt will be sought to finance development of our products; however, there can be no assurance that sufficient funds will be raised.

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

CLEAN ENERGY COMBUSTION SYSTEMS, INC.
(a development stage enterprise)
(expressed in U.S. dollars)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Significant Accounting Policies

  Basis Of Presentation

  We prepared these consolidated financial statements in conformity with accounting principles generally accepted in the United States. While these financial statements reflect all normal recurring adjustments, which, in the opinion of our management, are necessary for fair presentation of the results of the interim period, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. For additional information, refer to the consolidated financial statements included in our annual report on form 10-K for our fiscal year ended December 31, 2001

  The consolidated results of operations for the three- and nine-month interim periods ended September 30, 2002 included in these consolidated financial statements are not necessarily predictive of results to be expected for our full fiscal year ended December 31, 2002.

  Consolidation

  In the course of preparing these consolidated financial statements, we consolidated the accounts of our wholly-owned subsidiary, Clean Energy USA Inc. ("Clean Energy USA") with those of Clean Energy for the interim periods ended after December 31, 2001 included in these consolidated financial statements, and the accounts of our former wholly-owned subsidiary, Clean Energy Technologies (Canada) Inc. ("Clean Energy Technologies"), which we disposed of on December 31, 2001, with those of Clean Energy for the interim periods ended on or before December 31, 2001 included in these consolidated financial statements. All significant intercompany balances and transactions amongst Clean Energy and each of these subsidiaries were eliminated as a consequence of the consolidation process, and are therefore not reflected in these consolidated financial statements. Results of consolidated operations for the interim periods ended after December 31, 2001 included in these consolidated financial statements may not be comparable to results for the corresponding interim periods ended on or before December 31, 2001due to the divestiture of Clean Energy Technologies, although Clean Energy Technologies has continued to provide research and development services to our company on a contractual basis since December 31, 2001. See note 3.

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

  Disposition Of Subsidiary Company

  On December 31, 2001, we sold all of the shares of Clean Energy Technologies to one of our directors, Mr. John D. Chato, for proceeds of $1. We have recorded increases to additional paid-in capital in connection with this transaction, calculated as follows:

Proceeds from disposition	$ 1
Net liabilities of Clean Energy Technologies on date of disposition	2,095,253
(Offset) recovery of provisions and liabilities related to transfer of ownership	(659,403)
Offset against amount due from Clean Energy Technologies related to research and development charges	(1,141,328)

Net increase in additional paid-in capital	$ 294,522

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

  At the date of this transaction, December 31, 2001, we made provisions and allowances of $659,403 related to amounts advanced to Clean Energy Technologies and amounts payable by Clean Energy Technologies which we may have to satisfy. During the current nine-month period, the advances decreased by a net amount of $17,471, while the obligations decreased by $205,588. The total of these amounts, a decrease of $223,059, has been credited to the statement of operations as a reduction of provision related to the transfer of subsidiary.

  Advances To Affiliated Company

As at September 30, 2002 and December 31, 2001, we had advanced $353,245 (CDN $553,886) and $370,716 (CDN $590,476), respectively, to Clean Energy Technologies. These advances are non-interest bearing, are repayable in Canadian dollars and have no specific terms of repayment.

  As the repayment of these advances is primarily dependant upon Clean Energy acquiring sufficient funding to honor our research and development contract with Clean Energy Technologies, a valuation allowance equal to the full amount of the advances was set up and the net gain on disposition of Clean Energy Technologies was reduced accordingly (See note 3). This allowance has been reduced to reflect the net decrease in advances in the current period.

CLEAN ENERGY COMBUSTION SYSTEMS, INC.
(a development stage enterprise)
(expressed in U.S. dollars)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Property And Equipment

  On December 31, 2001, Clean Energy disposed of all of our shares in Clean Energy Technologies, which reduced our property and equipment accounts to $0 as of that date (note 3).

  Advances From Related Parties

  Summarized below are our advances and borrowing from related parties as of September 30, 2002 and December 31, 2001:

	September 30, 2002	December 31, 2001

Advances from officers, directors and principal shareholders	$ 459,278	$ 190,729
Advances from shareholders	44,144	-

Total	$ 503,422	$ 190,729

  CLEAN ENERGY COMBUSTION SYSTEMS, INC.
  (a development stage enterprise)
  (expressed in U.S. dollars)
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  The advances from officers, directors and principal shareholders include advances from the following: Mr. R. Dirk Stinson, a director and the current President of Clean Energy and an indirect principal shareholder of Clean Energy through Ravenscraig Properties; McSheahan Enterprises Ltd., a principal corporate shareholder of Clean Energy that is owned and controlled by Barry A. Sheahan, an executive officer and a director of Clean Energy; JPT2 Holdings Ltd., a principal corporate shareholder of Clean Energy that is owned and controlled by John P. Thuot, a director of Clean Energy and its past President; and John D. Chato, Chairman of our board of directors and an indirect principal shareholder of Clean Energy through J9 Enterprises Ltd. These advances are unsecured, bear interest at the rate of 8.75% per annum, are repayable in Canadian dollars, and have no specific terms of repayment. Interest of $43,029 as at September 30, 2002 ($8,084 as at December 31, 2001) has been accrued.

  Pursuant to the loan agreements, each of the above parties has the right to convert any portion of outstanding indebtedness under their respective notes, including accrued interest, that accrues on or prior to the date that occurs two months after the date of listing, at a conversion rate equal to 80% of the average market trading price for the 30 day period prior to conversion, but not to exceed $2 per share. As the result of the commencement of trading of common shares on the OTC Bulletin Board on June 17 2002, the conversion price has been fixed at $0.20 per share, representing the closing price as of August 16, 2002. No conversion rights have been exercised to date, and the parties to the loans are in discussions relative to effecting the conversion on terms more favorable to Clean Energy.

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

  During the year ended December 31, 2001, one of our shareholders converted 75,000 series 'B' preferred shares into 75,000 common shares, and in August, 2002 an additional 8,333 series 'B' preferred shares were converted to common shares, leaving 166,668 and 175,001 series 'B' preferred shares issued and outstanding at September 30, 2002 and December 31, 2001, respectively.

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

  During the period ended December 31, 1999, we designated 500,000 preferred shares as series 'C' preferred stock. As at September 30, 2002, there were no series 'C' preferred shares.

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

  In 2002, we granted non-qualified common stock purchase options to Mr. John L. Howard, in his capacity as a director, entitling him to purchase an aggregate of 60,000 common shares at an exercise price of $2 per share. These options vest equally annually over a three-year period, and each annual vesting portion expires five years subsequent to the vesting date.

  Also during 2002, we granted management incentive options to JPT2 Holdings Ltd. and McSheahan Enterprise Ltd., management corporations controlled by Messrs. Thuot and Sheahan, respectively, entitling them to purchase an aggregate of 24,000 common shares at an exercise price of $2 per share. These options vest equally monthly over a one-year period, and each annual vesting portion expires five years subsequent to the vesting date.

  At September 30, 2002, a total of 709,305 common share purchase options had been granted, and 429,305 options were vested. No common share purchase options have been exercised as at September 30, 2002.

  Common Share Purchase Warrants

  During 1999, we issued 36,000 common share purchase warrants as additional consideration pursuant to a public relations services agreement pursuant to which the holder is given the right to purchase 36,000 common shares at $2 per share. The right to exercise these warrants vests in equal monthly instalments over a twenty-four month period, and each instalments lapses five years after date of vesting. As at September 30, 2002, all of the 36,000 shares have vested and none have been exercised.

CLEAN ENERGY COMBUSTION SYSTEMS, INC.
(a development stage enterprise)
(expressed in U.S. dollars)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  During 2000, we also issued 200,000 share purchase warrants as additional consideration pursuant to an investors and media relations services agreement pursuant to which the holder is given the right to purchase 200,000 common shares at prices between $2 to $5 per share. The right to exercise these warrants vests in equal quarterly instalments over a twelve-month period commencing July 27, 2000, and each instalment lapses twelve months after date of vesting. As at September 30, 2002, all 200,000 shares have vested and lapsed, and none of the warrants were exercised.

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

We have entered into an investor relations and communications services agreement whereby Clean Energy is obligated to pay a monthly fee of CDN $2,275 for a one-year period, commencing June 2001. The agreement is renewable annually unless terminated and may be cancelled upon sixty days written notice.

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

The consolidated results of operations for the three- and nine-month interim periods ended September 30, 2002 included in this report are not necessarily predictive of results to be expected for our full fiscal year ended December 31, 2002. Results of consolidated operations for the interim periods ended after December 31, 2001 included in this report may not be comparable to results for corresponding interim periods ended on or before December 31, 2001 due to the divestiture on December 31, 2001 of our research and development subsidiary, Clean Energy Technologies, to Mr. John D. Chato, the inventor of our technologies, our head of our research and development, and a director and principal shareholder of our company. As a part of that divestiture, Clean Energy Technologies entered into an agreement to provide continued research and development services to our company on a cost plus 10% contractual basis since December 31, 2001. See explanatory note 3 to our consolidated financial statements.

Results Of Operations

Operating Revenues

We had no revenues for our nine-month and three-month interim fiscal periods ended September 30, 2002 and September 30, 2001, respectively.

Operating Loss

We incurred an operating loss of $341,134 for our nine-month interim period ended September 30, 2002, as compared to $614,061 for the corresponding interim period in fiscal 2001, representing a $272,927 or 44.45% overall decrease. For our three-month interim period ended September 30, 2002, we incurred an operating loss of $43,175, as compared to $182,690 for the corresponding interim period in fiscal 2001, representing a decrease of $139,515 or 76.37%.

The 44.45% overall decrease in our operating loss for our nine-month interim period ended September 30, 2002 over the corresponding interim period in fiscal 2001 was primarily attributable to:

  a $134,335, or 38.92%, decrease in administration expense from $345,188 to $210,853; and

  a $223,059 reduction of provision related to transfer of subsidiary which occurred in 2002 but not in 2001;

partially offset by

  an $84,467, or 31.42%, increase in research and development expense from $268,873 to $353,340.

For our three-month interim period ended September 30, 2002, the 76.37% overall decrease in our operating loss over the corresponding interim period in fiscal 2001 was primarily attributable to:

  a $16,395, or 19.72%, decrease in administration expense from $83,154 to $66,759; and

  a $121,268 reduction of provision related to transfer of subsidiary which occurred in 2002 but not in 2001; and

  a $1,852, or 1.86%, increase in research and development expense from $99,536 to $97,684.

The decrease in administration expense for our nine-month and three-month interim periods ended September 30, 2002 over the corresponding interim periods in fiscal 2001, respectively, and the increase in our research and development expense over the same periods, respectively, were both primarily attributable to the divestiture of our research and development subsidiary, Clean Energy Technologies, and our subsequent contracting of research and development services on a cost-plus 10% contract basis. Specifically, in divesting Clean Energy Technologies and its attendant research and development personnel and activities, we effectively shifted a portion of our wages and benefits, marketing expense, amortization expense and occupancy costs included in administration expense from that aggregate expense grouping to the research and development expense grouping, insofar as these costs are now indirectly recorded by us under the monthly cost plus 10% research and development fee that is charged to us under the research and development contract we entered into with Clean Energy Technologies.

As a consequence of this divestiture, we recorded a $49,868 overall net reduction in combined administration and research and development expense over our nine-month interim periods ended September 30, 2002, reflecting an overall reduction in our level of activities and attendant decreases in materials and labor costs for this period as compared to the corresponding prior period, and an $18,247 overall net decrease in combined administration and research and development expense over our three-month interim periods ended September 30, 2002, reflecting the same overall reduction in our level of activities and attendant decreases in materials and labor costs for this period as compared to the corresponding prior period.

Relationships And Transactions On Terms That Would Not Be Available From Clearly Independent Third Parties

We have not entered into any transactions during our nine-month interim period ended September 30, 2002 with any parties that are not clearly independent on terms that might not be available from other clearly independent third parties related parties.

Liquidity And Capital Resources

Sources of Cash

Our cash flow requirements from our inception through September 30, 2002 were principally funded by:

  $975,887 in short-term advances from a shareholder which was subsequently converted in fiscal 2000 into 487,944 common shares at a conversion price of $2 per share pursuant to the terms of our financing agreement with that shareholder;

   $500,002 in gross proceeds from a private placement of series 'B' preferred shares which closed on April 6, 1999;

   $834,812 in accounts payable, accrued liabilities and short-term advances by shareholders; and

   $436,344 in provisions and liabilities related to transfer of ownership of subsidiary.

Included in the $834,812 in accounts payable, accrued liabilities and short-term advances by shareholders noted above are short-term advances by shareholders and other creditors in the aggregate amount of $503,422 relating to both cash advances and unpaid wages and fees. Pursuant to the terms of the underlying notes or agreements, the $503,422 in short-term advances are payable, together with interest accrued at 8.75% per annum, upon demand or, at the option of the noteholder, convertible into common shares at a conversion rate determined on or prior to the date that occurs two months after the date of listing on the OTC Bulletin Board, at a conversion rate equal to 80% of the average market trading price for the 30 day period prior to conversion, but not to exceed $2 per share. As the result of the commencement of trading of common shares on the OTC Bulletin Board on June 17 2002, the conversion price has been fixed at $0.20 per share, representing the closing price as of August 16, 2002. No conversion rights have been exercised to date, and the parties to the loans are in discussions relative to effecting the conversion on terms more favorable to Clean Energy.

There are no guarantees, commitments, lease and debt agreements or other agreements that could trigger adverse change in our credit rating, earnings, cash flows or stock price, including requirements to perform under standby agreements, other than the following:

  Defaults in the notes described above.

  Contingent liabilities of Clean Energy Technologies as of September 30, 2002 in the amount of $82,884 which arise from contracts previously entered into by Clean Energy either jointly with, or on behalf of, Clean Energy Technologies before our divestiture of that company on December 31, 2001. These contingent liabilities are included as part of liabilities relating to Clean Energy Technologies in our consolidated balance sheet.

Current Cash Position and Historical Changes In Cash Position

Our cash and cash equivalents position as of September 30, 2002 and December 31, 2001 was $0. Our cash and cash equivalents position as of September 30, 2001 was $2,748, as compared to $2,122 as of December 31, 2000.

In the nine month period ended September 30, 2002, we generated $330,164 in cash from financing activities, offset by $328,258 in cash used in operating activities and $1,906 used in investing activities. The $626 increase in our cash position for our nine-month interim period ended September 30, 2001 as compared to December 31, 2000 was attributable to $250,870 used in operating activities, partially offset by $245,940 realized from financing activities and $5,556 realized from investing activities.

Our operating activities required cash in the amount of $328,258 for our nine-month period ended September 30, 2002, as compared to cash requirements of $250,870 for the corresponding interim period in fiscal 2001. The $328,258 of cash used in operating activities for our nine-month interim period ended September 30, 2002 reflected our net loss of $341,134 for that period, as decreased for non-cash deductions and a net increase in non-cash working capital balances. The $250,870 of cash required for operating activities for our nine-month interim period ended September 30, 2001 was attributable to our net loss of $614,061 for that period, as decreased for non-cash deductions and a net increase in non-cash working capital balances.

We used cash in the amount of $1,906 for investing activities, which was comprised of additions to patents, for our nine-month interim period ended September 30, 2002, as compared to $5,556 of cash generated from investing activities for the corresponding interim period in fiscal 2001, representing proceeds from the sale of short-term investment of $13,338. There were no purchases of property or equipment for our nine-month interim period ended September 30, 2002, as compared to additions to patents of $6,977 and purchases of property and equipment of $805 for the corresponding interim period in fiscal 2001.

We raised $330,164 in cash from financing activities for our nine-month interim period ended September 30, 2002, as compared to $245,940 in cash raised from financing activities for the corresponding interim period in fiscal 2001. The $330,164 in cash raised through financing activities for our nine-month interim period ended September 30, 2002 was principally comprised of $312,693 in funds advanced by shareholders and related parties, and $17,471 net recovery of advances to an affiliated company. The $245,940 in cash raised through financing activities for our nine-month interim period ended September 30, 2001, was principally comprised of $243,397 in funds advanced by shareholders, related parties and consultants and $2,543 of recovery of advances to an affiliated company.

Plan Of Operation And Prospective Capital Requirements

Our ability to continue as a going concern will be dependent upon our entering into revenue producing contracts and raising additional working capital to fund these contracts, conduct addition research and development activities through our contract with Clean Energy Technologies and fully implement our longer-term business plan and marketing strategies. We anticipate that we will need to raise at least $850,000 to fund our projected operating, research and development and project costs over the next twelve months assuming we continue to stay our China coal project, and at least $5,000,000 in working capital (including the $850,000 noted above) to fully implement our business plan and marketing strategies including the acquisition of the necessary plant, equipment and personnel to pursue larger scale research and development projects as identified in our business plan. These estimates will be subject to significant change based upon any contracts we may enter into and/or additional capital we may raise, including any grant monies we receive.

Our operating expenses are currently being funded primarily through:

  advances made by Mr. Stinson and other related parties under the terms of the promissory notes previously described;

  accounts payable; and

  contingent liabilities of Clean Energy Technologies in the amount of $82,884.

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

Foreign Exchange

We recorded no foreign currency translation gain or loss for our nine-month period ended September 30, 2002. We anticipate that our exposure to significant foreign currency gains or losses on our accounting records will decrease as the result of the disposition of Clean Energy Technologies. We cannot give you any assurance that our future operating results will not be adversely affected by currency exchange rate fluctuations. See that section of this report captioned "Quantitative and Qualitative Disclosure About Market Risk" for a description of other aspects of our company that may be potentially affected by foreign exchange fluctuations.

Effect Of Inflation

We do not believe that our operating results were adversely affected during the first nine months of fiscal 2002 or fiscal 2001 by inflation or changing prices.

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

We do not anticipate that we will generate revenues for at least twelve months at the earliest, assuming that one or more of our pending projects lead to a commercial contract. We have, as a result of our lack of revenues, incurred operating losses in the amount of $2,700,809 from our inception through September 30, 2002, and we anticipate that we will continue to incur substantial operating losses for the foreseeable future, despite any revenues we may receive in the short-term from any of our pending projects, due to the significant costs associated with the development and marketing of our burner technologies. We cannot give you any assurance that we will generate revenues or profits in the near future or at all.

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

Our operating expenses are currently being primarily funded for the indefinite future through advances made by one of our directors, principal shareholders and current President, Mr. R. Dirk Stinson. We cannot give you any assurance that Mr. Stinson will remain in a position to fund our operations notwithstanding his desire to do so.

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

Explanatory note 1 to our interim consolidated financial statements states that if we do not raise sufficient capital there is a substantial doubt as to our ability to continue as a going concern. Our independent auditors expressed a going concern opinion in their report accompanying our financial statements for the fiscal year ended December 31, 2001.

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

Our inability to retain our key managerial and research and development personnel would adversely affect our ability to introduce our products to the market, generate revenues and profits, and raise additional working capital, and may even force us to suspend our operations and possibly even liquidate our assets and wind-up and dissolve our company

Our success depends to a significant extent on the continued efforts of our research and development and senior management team, which currently is composed of a small number of individuals, including Mr. John D. Chato, the inventor of our licensed technologies who heads our research and development efforts on a contract basis through Clean Energy Technologies, Mr. R. Dirk Stinson, our President, and Mr. Barry A. Sheahan, our Chief Financial Officer. The loss of any of these management personnel would:

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

Although Messrs. Chato, Stinson and Sheahan have signed research and development or management services agreements, we cannot give you any assurance that one or more of these employees will not leave our company. We also do not carry key person life insurance on any of our key management personnel.

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

Sales of substantial amounts of the common shares on the public market, or the perception that substantial sales could occur, could adversely affect the prevailing market prices for those shares and also, to the extent the prevailing market price for the common shares is reduced, adversely impact our ability to raise additional capital in the equity markets. In addition, employees, directors and consultants of Clean Energy currently hold vested options entitling them to acquire 429,305 common shares. Should these persons exercise these options, it is likely they would sell some or all of the underlying common shares on the public markets in order to procure liquidity to pay taxes as well as other reasons they may deem pertinent.

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

You should not expect to receive a liquidation distribution

If you hold common shares and were we to wind-up and dissolve our company and liquidate and distribute our assets, you would share ratably with our other common shareholders in our assets only after we satisfy the following obligations calculated as of September 30, 2002:

  any amounts we would owe to our creditors ($1,271,156);

  any amounts we would owe to our series 'A' preferred shareholders as a liquidation preference ($1,000);

  any amounts we would owe to our series 'B' preferred shareholders as a liquidation preference ($333,336); and

  any amounts we would owe to our series 'C' preferred shareholders as a liquidation preference ($0).

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

Not Applicable

Defaults Upon Senior Securities

Not Applicable

Submission Of Matters To A Vote Of Security Holders

Our annual meeting of shareholders was held on October 18, 2002. At that meeting our common and series 'B' preferred shareholders voted as a class, by a unanimous vote of the 6,642,135 shares voting in person or by proxy, to re-elect Messrs. John D. Chato, John P. Thuot, Barry A. Sheahan, R. Dirk Stinson, L. Clive Boulton, William D. Jackson and John L. Howard as our seven non-series 'A' directors, with their term of office to extend until the next annual meeting of shareholders and until their successors are duly elected and qualified. At that meeting our common and series 'B' shareholders as a class also ratified the appointment of Deloitte & Touche LLP to serve as our independent auditors for our pending fiscal year which will end December 31, 2002 by a unanimous vote of the 6,642,135 shares voting in person or by proxy. There were no broker non-votes with respect to any matter presented for vote at our annual meeting.

Other Information

Not Applicable

Exhibits And Reports On form 8-K

None

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this quarterly report on form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated at Burnaby, British Columbia, this 8th day of November, 2002.
Clean Energy Combustion Systems, Inc.
By: /s/ R. Dirk Stinson
R. Dirk Stinson President (principal executive officer)
By: /s/ Barry A. Sheahan
Barry A. Sheahan, C.A. Chief Financial Officer (principal accounting officer)