Form 10-K
period 2002-12-31
CLEAN ENERGY COMBUSTION SYSTEMS INC
filed 2003-04-15
CIK 1096013

Securities And Exchange Commission
Washington, D.C. 20549
_________________

FORM 10-K
_________________
[ X ]	Annual
For the fiscal year ended December 31, 2002
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:   [ X ] Yes    [    ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:   [    ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act): [    ] Yes    [ X ] No

The aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on the OTC Bulletin Board as of June 30, 2002, the last business day of the registrant's most recently completed second fiscal quarter, was $3,366,019. For purposes of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates. This assumption regarding affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of each of the registrant's classes of stock as of as of March 27, 2003, the latest practicable date, was 11,407,269 common shares 1,000 series 'A' preferred shares, and 241,668 series 'B' preferred shares.

Documents Incorporated By Reference

Information required by Part III (Items 10, 11, 12 and 13) is incorporated into this annual report by reference to the registrant's definitive proxy statement to be disseminated in advance of its annual meeting of shareholders to be held later in fiscal 2003.

Table Of Contents

Business	1
Introduction	1
Overview	1
How Conventional Pulse Combustion Technology Works	3
How Our Pulse Combustion Technology Works	4
Competing Pulse Combustion Products	6
Competitive Advantages Of Our Pulse Combustion Technology	7
Competitive Disadvantages Of Our Pulse Combustion Technology	13
Markets For Burner Units	13
Marketing Strategy	14
Pending Projects	15
Research and Development	17
Manufacturing Capacity And Suppliers	18
Subsidiaries	18
License Agreements Governing Our Principal Technologies	18
Patents And Proprietary Rights	19
Employees	20
Governmental Regulation	20
Properties	21
Legal Proceedings	21
Submission Of Matters To A Vote Of Securities Holders In Fourth Quarter	21
Market Price Of And Dividends On Our Common Shares And Related Shareholder Matters	22
Market Information	22
Dividend Policy	23
Selected Consolidated Financial Information	23
Management's Discussion And Analysis Of Financial Condition And Results Of Operations	24
Overview	24
Results Of Consolidated Operations	24
Liquidity And Capital Resources	25
Plan Of Operation And Prospective Capital Requirements	27
Other Matters	28
Quantitative And Qualitative Disclosure About Market Risk	29
Currency Fluctuations	29
Interest Rate Fluctuations	30
Uncertainties And Risk Factors That May Affect Our Future Results And Financial Condition	30
Uncertainties And Risks Generally Relating To Our Company And Our Business	30
Risks Relating To Our Securities	35
Consolidated Financial Statements And Supplementary Data	38
Changes In And Disagreements With Accountants On Accounting And Financial Disclosure	38
Directors And Executive Officers	38
Executive Compensation	38
Ownership Of Our Securities By Beneficial Owners And Management	38
Certain Relationships And Related Transactions	39
Controls And Procedures	39
Exhibits, Financial Statements, Schedules And Reports On Form 8-K	39

-i-

Introductory Notes

The information set forth in the section of this annual report captioned "Business" is current as of March 27, 2003, unless an earlier or later date is indicated in that section. The information set forth in the sections of this annual report other than "Business" is current as of December 31, 2002, unless an earlier or later date is indicated in those sections.

We conduct our transactions in the currency of both the United States and Canada, although we consider the United States dollar to be our functional and reporting currency. All references to "dollars" in this annual report refer to United States or U.S. dollars unless specific reference is made to Canadian or CDN dollars. For information relative to rates of exchange and currency conversion, see that section contained in explanatory note 2 to our consolidated financial statements captioned "Foreign Currency Translation".

Special Note Regarding Forward-Looking Statements

In this annual report we make a number of statements, referred to as "forward-looking statements", which are intended to convey our expectations or predictions regarding the occurrence of possible future events or the existence of trends and factors that may impact our future plans and operating results. These forward-looking statements are derived, in part, from various assumptions and analyses we have made in the context of our current business plan and information currently available to us and in light of our experience and perceptions of historical trends, current conditions and expected future developments and other factors we believe to be appropriate in the circumstances. You can generally identify forward-looking statements through words and phrases such as "seek", "anticipate", "believe", "estimate", "expect", "intend", "plan", "budget", "project", "will be", "will continue", "will likely result", and similar expressions. Forward-looking statements contained in this report would, for example, include statements relating to the timing and completion of pending or prospective projects and contracts and receipt of revenues and various other statements generally contained in those sections of this annual report captioned "Business" and "Management's Discussion And Analysis Of Financial Condition And Results Of Operations".

When reading any forward looking statement you should remain mindful that actual results or developments may vary substantially from those expected as expressed in or implied by that statement for a number of reasons or factors including, by way of example and not limitation, (1) the various risks and uncertainties described in this special note or elsewhere in this annual report, and (2) our current and prospective financial requirements and current and prospective lack of capital; our inability to satisfactorily complete pending or new project proposals (including with prospective licensee or joint venture partners) and enter into binding revenue-producing contracts based upon those proposals; our overall inability or that of our licensees or joint venture partners, if any, to design, test, manufacture and sell pulse combustors on a profitable basis, including as a result of insufficient consumer acceptance of and demand for pulse combustors; regulatory constraints, and changes in our business plan and corporate strategies or those of our joint venture partners. Each forward-looking statement should be read in context with, and with an understanding of, the various other disclosures concerning our company and our business made elsewhere in this annual report as well as other pubic reports filed with the United States Securities and Exchange Commission (the "SEC"). You should not place undue reliance on any forward-looking statement as a prediction of actual results or developments.

We are not obligated to update or revise any forward-looking statement contained in this annual report to reflect new events or circumstances unless and to the extent required by applicable law. All forward-looking statements contained in this annual report constitute "forward-looking statements" within the meaning Section 21E of the United States Securities Exchange Act of 1934 and, to the extent it may be applicable by way of the incorporation of statements contained in this annual report by reference or otherwise, Section 27A of the United States Securities Act of 1933, each of which establishes a safe-harbor from private actions for forward-looking statements as defined in those statutes.

-ii-

Business

Introduction

Clean Energy Combustion Systems, Inc. ("we", "our company" or "Clean Energy") is a development stage enterprise formed and organized to market "burner units" based upon our patented high-frequency valveless "pulse combustion technology". Our principal focus to date has been to develop applications for our pulse combustion technology, which we believe has a wide variety of applications and competitive advantages. We have made significant progress in developing this technology, and a number of applications are now in a position to be introduced to the market having completed their primary development stage.

Our principal executive offices and research and development facilities are located at 7087 MacPherson Avenue, Burnaby, British Columbia, Canada, V5J 4N4, and our telephone number is (604) 435-9339.

We were formed and organized under the name Clean Energy Technologies, Inc. on March 1, 1999, and changed our corporate name to Clean Energy Combustion Systems, Inc. on May 20, 1999. We are authorized under our Certificate of Incorporation to issue common stock and preferred stock, with respect to the latter of which we have to date authorized the issuance of series 'A' convertible preferred stock, series 'B' convertible preferred stock and series 'C' convertible preferred stock (sometimes referred to in this annual report as "common shares", "preferred shares", "series 'A' preferred shares", "series 'B' preferred shares" and "series 'C' preferred shares", respectively).

Overview

A burner unit is a furnace, burner or other combustion chamber which uses the combustion process to convert the chemical energy contained in various fuel sources into heat energy measured in "British Thermal Units" or "BTUs". The use of a burner unit to create heat energy is typically the first of a number of steps in which the heat energy is generated for use in a multiplicity of residential, commercial, municipal or industrial settings, ranging from simple one-step residential and light commercial applications where the heat energy is used merely to heat air or water, such as the case of space or water heaters, to complicated industrial multi-step applications where the heat energy is subsequently converted into one or more other forms of energy. An illustration of a multi-step industrial application would be electricity generation, where a public utility company first burns oil, natural gas or coal to create heat energy, then uses this form of energy to heat water in a boiler system to create steam energy, then uses this form of energy to run a turbine to create mechanical energy, and ultimately uses this form of energy to create a magnetic field to generate electrical energy. Since the heat generated by the combustion of fuel in burner units is generally "transferred" for other purposes as the end result of the first step in a process, the industry in which we compete, namely, manufacturers and sellers of products incorporating burner units, is commonly referred to as the "heat transfer" industry.

Our "pulse combustion technology" is a high-frequency valveless pulse burner technology which can operate on a variety of carbon-based fuels, including natural gas, propane, powdered coal, as well as hydrogen, a non-carbon-based fuel. This design facilitates the manufacture of highly-compact burner units that are more energy-efficient, and emit significantly lower levels of pollutants, than conventional steady-state combustion designs. We believe that the reason for these results can be explained as follows:

  In conventional steady-state combustion, a number of chemical reactions proceed together, principally those that convert chemical energy into heat energy and result in the release of heat, and those chemical reactions that produce unwanted byproducts. It is not generally possible to have one without the other. For example, in the case of the combustion of carbon-based fuels, unwanted byproducts include carbon monoxide or "CO", oxides of nitrogen or "NOx", sulphur dioxide or "SO2", and particulates. These differing chemical reactions do not, however, start up and proceed at the same rate. Chemical reactions that release heat in the combustion process, for example, generally occur earlier and finish more quickly than those that create unwanted by-products.

  In pulse combustion, the combustion process occurs in a steady series of pressurized pulses that create an extremely hot, turbulent and explosive combustion environment within each short pulse. These kinetic conditions accelerate the rate at which chemical energy is converted into heat energy, and convert a higher proportion of the chemical energy into heat energy. The extreme turbulence also maximizes heat transfer capabilities. The resulting energy efficiencies translate into cost savings. At the same time, if the pulses occur at a fast enough rate, the chemical byproducts created through the combustion process are reduced due to the accelerated completion of the heat conversion process as well as the more complete conversion of chemical energy into heat energy, thereby leading to reduced exhaust emissions. The NOx emission levels for our current water heater prototype, for example, tests at less than 10 parts per million, which is less than one-tenth of conventional steady-state combustors. We believe based upon early testing that our pulse combustion technology will lead to similar reductions with respect to other unwanted byproducts of the combustion process, including CO and, in the case of coal and other "dirty" carbon-based fuels, SO2.

Currently, there are a limited number of pulse combustion products on the market, all of which principally target premium-priced high-efficiency water heater and boiler applications. These designs utilize a "tubular" configuration, and operate in the range of 36 to 70 cycles per second depending upon the configuration and application. Our pulse combustion designs, on the other hand, utilize either an elongated or "linear" configuration or a "cylindrical" configuration, both of which operate at up to 350 to 1,600 cycles per second depending upon the configuration and application, or 6 to 22 times the rate of conventional tubular pulse combustion, leading to increased energy efficiencies and reduced emission levels. Due to the compactness, simplicity of design and lack of moving parts inherent in our pulse combustion technology, our designs also allow burner units to be more inexpensively, easily and quickly manufactured, installed and serviced than conventional steady-state and tubular pulse combustion designs.

We have developed or are currently working on production proto-types for the following applications of our pulse combustion technology:

  a large natural gas-fueled industrial dryer for tissue paper, which will act as a lead-in product for the broader industrial pulp and paper market;

  a residential natural gas-fueled water heater, which will act as a lead-in product for the broader industrial, commercial, and residential water heater and boiler market;

  natural gas-fueled burners for natural gas and oil transportation purposes, which will act as a lead-in product for a variety of specialty petroleum industry applications;

  a hydrogen-fueled burner to combine unwanted hydrogen with air and to then convert it into nitrogen and heat energy for natural gas and oil production and downstream processing purposes;

  natural gas-fueled burners units for a pollution control and fuel cell system;

  a diesel-based burner to be used for heavy-duty special-purpose vehicles heaters; and

  a small powdered coal-fired proto-type to be used to develop larger burners for commercial and municipal electricity generation purposes, which will act as a lead-in for larger industrial coal burning applications.

Most of the testing of our pulse combustion technology to date are fueled by natural gas, powdered coal and hydrogen, although our pulse combustion technology has the capability to use any carbon-based fuel as its energy source. We have, for example, successfully burned gasoline, diesel, propane, and a powdered coal and natural gas mix.

Natural gas is a logical fuel choice, particularly in North America, due to its relatively abundant supply and clean-burning characteristics when compared to other carbon-based fuels. The primary barrier to the greater use of natural gas has been transportation, as pipelines are generally required to convey natural gas from source to location of intended use.

Coal is also a logical fuel choice world-wide (including North America) due to its abundant supply, although there are still outstanding environmental issues relating to the burning of coal and the cost of scrubbing and other emission-control technologies required to reduce resultant pollutants, particularly SO2 or "acid rain".

There is also much interest in developing a "hydrogen economy" using hydrogen-fueled fuel cells due to their high chemical energy conversion efficiencies, the theoretical ability to procure abundant supplies of hydrogen over the next several hundred years from the chemical conversion of sea water into hydrogen and oxygen, and the elimination of pollutants associated with hydrocarbon-based fuel emissions such as CO, SO2 and particulates. The primary issue in developing a hydrogen-based economy is economically creating hydrogen through the conversion of sea water, since hydrogen does not naturally exist is large quantities. Hydrogen can also be produced through reforming methane and other forms of natural gas, however, there are also a number of environmental issues relating to this process gas, including the creation of CO. Should this economy develop, our hydrogen-fueled pulse combustion burner would offer a proven alternative to fuel cells to generate electricity which could be significantly less expensive to operate and which could also approach the efficiencies afforded by fuel cells.

We believe the demand for cleaning burning fuels will continue as clean air legislation and public environmental pressures increase, particularly in the industrial countries. The ability to efficiently burn fuel in order to conserve energy resources, while eliminating or minimizing the various pollutants resulting from the combustion process, has become worldwide economic and political issue as a result of increasing awareness and concerns over the past 25 years relative to energy conservation and the impact of pollution on our environment and health. One of the consequences of these concerns has been the imposition of ever increasing levels of regulatory restraints on emission levels and, to a lesser degree, fuel usage, particularly in the developing countries of the world. In the United States, for example, not only does the United States Environmental Protection Agency impose nationwide emission standards, but various states and their political subdivisions impose even more stringent emission standards. The most visible example of this is California, which imposes the most stringent automobile emission standards in the world, and the South Coast Air Quality Management District, a California regional governmental agency which imposes the strictest pollution control requirements in the world on a broad range of industrial, commercial or municipal emissions in the four counties comprising the Los Angeles metropolitan area.

One of the tools being developed by governments world-wide to combat climate change is the concept of emission credits or allowances, based on pollution reductions. The development of a commodity trading system, based on lowering emission levels creates an economic value associated with pollution control.

We believe that our pulse combustion technology, in particular, has the potential to bring dramatic improvements in both efficiency and pollution control, particularly in view of the existing limitations of conventional steady-state combustion and pollution control technologies which we believe are approaching, if not at, their theoretical limits of effectiveness. We anticipate that the various advantages of our technologies will afford us the opportunity to ultimately develop and introduce a large variety of different burner units cutting across a broad number of diverse industrial, commercial, municipal and residential heat transfer markets through a variety of commercial arrangements with established heat transfer industry partners, including licensing, royalty, joint venture and manufacturing agreements.

We have no revenues to date, nor have we entered into any revenue producing contracts to date, although we are currently working on a number of proto-types under several proposal requests which could lead to development grants by manufacturers or others over the next two to six months, and contract revenues after twelve months.

How Conventional Pulse Combustion Technology Works

Conventional pulse combustion burner technology is a burner unit design comprised of two geometrically-configured adjoining channels and chambers-a combustion chamber and an exhaust channel or "tailpipe". As shown in the illustration below, most conventional pulse combustion burner units use a "tubular" configuration, similar to a bottle with an elongated neck. In operation, fuel and air are first injected from an intake channel into the combustion chamber (at the base of the bottle) where they are ignited with an ignition rod and commence burning (in the bottom portion of the bottle). The heat created by the combustion process then generates a pressure wave which travels from the combustion chamber through the tailpipe (the elongated neck of the bottle), carrying with it various gases or "effluents" resulting from the combustion process. As the effluent gases exit the tailpipe, a partial vacuum is created within the combustion chamber which, in turn, pulls a new supply of air and fuel into the combustion chamber from the intake channel. This new fuel-air mixture is then compressed by effluent returning or "pulsing back" from the tailpipe, and ignites on its own without the need of the ignition rod as a result of this pressure increase and the remaining heat within the combustion chamber, causing the entire process to repeat. Most conventional pulse combustion technology, for example, operates at anywhere from 36 to 70 cycles per second depending upon the configuration and application. It is this oscillating or "pulsating" condition-hence, "pulse" combustion-which differentiates pulse combustion from conventional "steady-state" combustion, where combustion is provided through the steady or continuous burning of a flame, such as in the case of a kettle of water being heated on a gas stove.

How Our Pulse Combustion Technology Works

The principal drawbacks of conventional pulse combustion technology has been noise and vibration and an inability to efficiently generate large quantities of BTUs through the combustion process. As discussed in greater detail below, the noise and vibration result from the operation of the conventional pulse combustion burner at relatively low frequencies of 36 to 70 cycles per second. The conventional pulse combustion burner's inability to efficiently generate large quantities of BTUs can be attributed to its geometries. Specifically, as the dimensions of the "bottle" are expanded or elongated in order to increase BTU production capacity, the heat output and heat transfer efficiency of the unit decreases, while emissions and noise and vibration levels increase.

As illustrated below, our company's initial solution to these problems was to maintain the most efficient shape of the "bottle" in terms of its "cross-section", while extending the "depth" of the bottle in a linear or straight-line direction and adding multiple fuel injectors:

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

It is important to note that so long as we maintain the basic geometries of our designs, whether in the linear or cylindrical configurations, we can obtain additional heat output where required, by making one or both of the following simple alterations to the basic design depending upon space and use considerations, which we refer to as "scaling-up" the configuration:

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

We can then regulate or adjust heat output by turning one or more of these adjoining modules on or off. This on-off capacity, which we refer to as "modular turn-down capability", allows our unit to operate at a number of differing pre-selected higher or lower output levels while maintaining optimum heat output and heat transfer efficiencies. Conventional systems have very low efficiencies and high emissions while operating in a lengthy startup modes or partial capacity during low demand periods of operation.

We now use several different pulse combustion designs depending upon the application required, including our initial "linear" configuration, various newer "cylindrical" variants, and a further variant for hydrogen applications. There are several beneficial aspects of our cylindrical variant, including lower manufacturing costs, innate structural integrity, and elimination of gases collecting in corners.

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

  Hydrotherm Corporation, which markets a line of natural gas-fueled pulse water boiler systems rated at from 100,000 BTUs/hr to 300,000 BTUs/hr used principally for residential and commercial hydronic (radiant) space heating purposes. In hydronic space heating, hot water is circulated in an enclosed system through a series of interconnected pipes located within a concrete slab in a building. As the hot water circulates, the heat it emanates warms the air spaces above and below the slab.

  Lennox International, Inc., which has marketed two natural gas-fueled forced-air pulse combustion furnaces for space heating, ranging from 50,000 BTUs/hr to 100,000 BTUs/hr output.

  Fulton Boiler Works, Inc., which markets:

    two lines of natural gas or propane fueled boilers for commercial and small business purposes, namely, a line of low pressure models rated at between 500,000 to 750,000 BTUs/hr input, and a line of high pressure models rated at between 500,000 to 700,000 BTUs/hr input; and

    a line of pulse boilers used for hydronic heating purposes and heat pump applications, rated at between 300,000 to 2,000,000 BTUs/hr input.

Each of these competitors positioned their pulse combustion products as premium-priced, "higher efficiency" alternatives to conventional steady-state combustion product lines.

All of Lennox's, Fulton's and Hydrotherm's pulse combustion products utilize conventional valved "tubular" designs. For example, in the case of the Lennox unit, the tube is approximately eight feet long and is looped or coiled vertically for space efficiency. The principal operational feature of the conventional tubular design is the low number of repetitive combustion pulses or cycles at which it operates, typically 36 to 70 cycles per second.

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

Competitive Advantages Of Our Pulse Combustion Technology

Summary Of Competitive Advantages Over Conventional Steady-State Combustion And Conventional Tubular Pulse Combustion Technologies

As discussed below in greater specificity, our pulse combustion technology affords the following principal competitive advantages over conventional steady-state combustion and conventional tubular pulse combustion technologies when burning carbon-based fuels:

  Our pulse combustion technology is highly efficiently, both in terms of ordinary operations as well as "on-off" efficiency. For example, our pulse combustion technology operates at over 95% heat transfer efficiency levels, as compared to the 75% to 85% levels attributable to traditional steady state combustion with comparable surface heating area. Our overall efficiency level is further enhanced by our rapid warm-up or ramp-up time, as compared to large conventional boiler systems that take some time to get up to temperature from cold start or turn down point. As a consequence, our pulse combustion typically displays three to five times the heat transfer rates of conventional steady-state combustion technologies, and up to three times the heat transfer rate of conventional tubular pulse combustion designs.

  Our pulse combustion technology enables very fast warm-up or ramp-up time to optimum efficiencies as compared to large conventional boiler systems that take some time to get up to temperature from cold start or turn down point.

  Our pulse combustion technology enables burner units to emit:

    significantly lower emissions than conventional steady-state combustion technology, and significantly lower NOx emission levels than conventional tubular pulse combustion technologies, and comparable or slightly lower emission levels than those technologies with respect to emissions other than NOx, such as CO and, in the case of "dirty" fuels such as coal or "heavy" oil, sulphur dioxide and particulates.

  Our pulse combustion technology allows unlimited size or output variations with our pulse blade design, while conventional "tubular" pulse burners which have limited scalability and thus are very restricted with respect to size and output.

  Our pulse combustion technology results in significantly smaller and lighter burner units and systems than allowed by both steady-state combustion and conventional tubular pulse combustion technologies due to our compact and simple designs, and the elimination of the need for an external primary heat exchanger. This advantage is compounded in multi-burner scale-up configurations. Moreover, our burner units are so much more compact in size that rather than performing complete boiler system replacements that it can actually be installed into the existing boiler unit thereby saving considerable capital cost. As a consequence, our technology can facilitate a burner unit retrofit at a fraction of the cost of a complete commercial or industrial boiler replacement.

  Our pulse combustion technology allows burner units to be designed for operation at optimum energy conversion efficiencies and low emission levels at differing pre-selected output levels due to our integrated modular design and resultant modular turn-down capability. While conventional steady-state combustion and tubular pulse combustion units can also operate on a similar modular basis, they can only do so when aligned in a bank of separate burner systems, while our design allows us to incorporate numerous combustion chambers within a single combustion system. This advantage allows us to compound the size and weight advantage which the compact size of our pulse burner technology already affords us on a unit-versus-unit comparison basis.

  Our pulse combustion technology allows burner units to be manufactured and installed at significantly lower costs than steady-state combustion and conventional tubular pulse combustion technologies due to our simplicity of design, compact size and lack of moving parts.

Better Combustion System Efficiencies

  Background: Among the principal considerations is evaluating a burner unit are its "energy conversion efficiencies", which simply refers to its overall ability to convert the maximum amount of chemical energy contained in the fuel into heat energy through the combustion process, and to then apply or transfer this heat for the intended purpose. The ultimate economic measure of energy conversion efficiencies is fuel savings. Essentially, a burner unit which has greater energy conversion efficiencies will use a lesser amount of fuel to generate and transfer a required level of heat than a less efficient combustion unit. The energy conversion efficiencies of a burner unit can be generally broken down into the following constituent elements:

    Heat Output Efficiency: As discussed earlier, a burner unit uses the combustion process to convert the chemical energy contained in various fuel sources into heat energy measured in BTUs. The term "heat output efficiency" simply refers to the ability of the combustion process to effectively convert the maximum amount of chemical energy contained in the selected fuel into heat energy. For example, ten cubic feet of natural gas could potentially produce about 10,000 BTUs of heat energy assuming its entire chemical energy was converted into heat energy through the combustion process (although, as a practical matter, perfect heat output efficiency never occurs due to a number of variables). To the extent chemical energy is not converted into heat energy, it is discharged as part of the exhaust stream in the form of various post-burn chemical gases including CO, NOx and SO2-resulting in unextracted or "wasted" heat energy potential.

    Heat Transfer Efficiency: As previously discussed, one commercial application of a burner unit is to act as a "heat transfer" device to heat water or air. The term "heat transfer efficiency" simply refers to the ability of the heat transfer surfaces of the combustion unit to effectively "transfer" the maximum amount of heat energy generated by the combustion process to heat water or air, instead of allowing any of this heat energy to be discharged as part of the exhaust stream-resulting in unapplied or "wasted" heat energy.

    Start-Up Efficiencies: All combustion units, including both conventional steady-state and pulse combustion units, require a period of time to "warm-up" before they attain optimum combustion temperatures. The warm-up time can vary between 30 seconds or two hours depending upon the mass of water, steel and cast iron used to construct the unit. Generally speaking, the bigger the combustion unit in terms of BTU output capacity, the longer the warm-up period.

  Energy Conversion Efficiency Advantages of Pulse Combustion Over Conventional Steady-State Combustion: Energy conversion efficiencies associated with pulse combustion are significantly higher than those of conventional steady-state combustion for the following reasons:

    Heat Output Efficiencies: Pulse combustion results in significantly higher heat output efficiencies than conventional steady-state combustion, since the more turbulent combustion environment and internal combustion pressures resulting from the repetitive pulse combustion cycles promote more thorough combustion. Consequently, a greater proportion of chemical energy per unit of fuel is converted into heat energy instead of being wasted or discharged as part of the exhaust stream.

    Heat Transfer Efficiencies: In conventional steady-state combustion, a zone of air called a "boundary layer" is created adjacent to the interior surfaces of the combustion unit, including those being used for heat transfer purposes. This layer acts as a barrier which essentially channels the heat energy generated by the combustion process away from the exterior surface areas and down the middle of the exhaust pathway, allowing a significant portion of the heat energy created to be wasted without application for heating purposes. This boundary layer affect is greatly reduced in pulse combustion, however, since the more turbulent combustion environment and internal combustion pressures resulting from the repetitive pulse combustion cycles forces a greater proportion of the heat energy to circulate against the heat transfer surfaces, resulting in less wasted heat energy than conventional steady-state combustion. As a consequence, burner units using pulse combustion will have a higher heat transfer efficiencies than conventional steady-state units when comparing burner units with equal heat surface areas. The only way to increase the relative heat transfer efficiency of the conventional steady-state burner would be to significantly increase its heat transfer surfaces at additional manufacturing costs For example, most conventional steady-state combustion units have a heat transfer efficiency rating in the 70% to 85% range, meaning that a corresponding percentage of the heat created is actually transferred to the targeted medium. By way of comparison, most conventional "tubular" pulse combustion units on the market today have a heat transfer efficiency rating in the range of 90% to 96%.

  Start-Up Efficiencies: As the result of its repetitive on-off cycling, pulse combustion can attain optimal combustion temperatures much more quickly than conventional steady-state combustion, which translates into both fuel savings and less operational downtime while the burner unit warms-up.

  Energy Conversion Efficiency Advantages of Our Pulse Combustion Technology Over Conventional "Tubular" Pulse Combustion: The various energy conversion efficiencies afforded by pulse combustion result from the more turbulent combustion environment and internal combustion pressures resulting from the repetitive pulse combustion cycles. Our pulse combustion design, as a consequence, can deliver greater energy conversion efficiencies than conventional tubular pulse combustion designs as a result of the greater number of burning cycles at which our design operates. Conventional tubular pulse combustion units, for instance, generally operate at only 36 to 70 cycles per second. Our pulse combustion technology, on the other hand, operates at anywhere from 350 to 1,600 cycles per second depending upon the configuration and application, or 6 to 22 times the rate of conventional tubular pulse combustion, leading to better heat output, heat transfer and start-up efficiencies.

Test evaluations by an independent engineering firm, for example, showed overall energy efficiency rates for our pulse combustion water heater in the order of 94%. An alternative method to calculate heat output efficiency is to evaluate emission levels, since lower emissions means more fuel is being converted into energy. As discussed in greater detail below, more recent emissions tests on our burners conducted through independent testing agencies show exhaust readings of less than 10 parts per million for both NOx and CO, meaning that almost all of the heat energy of the fuel was liberated in the combustion process.

Lower Emissions

  Background: There has been increased worldwide awareness and concern over the past 25 years over the effect of atmospheric pollutants from the combustion of carbon-based fuels on the environment and people's health, leading to ever-increasing levels of regulatory emissions constraints, particularly in the developed countries of the world. In order to address these concerns and satisfy current and anticipated regulatory requirements, prospective purchasers are now demanding burner units which emit significantly lower levels of post-burn chemical gases, including NOx, CO SO2 (in the case of coal and other dirty fuels) and other residual gases such as unburned hydrocarbons, while maintaining the energy conversion efficiencies necessary to minimize fuel costs.

In designing and operating burner units with an eye toward reducing emissions, manufacturers and operators must consider two inter-related variables, the "completeness" of the burning process as evidenced by its heat output efficiency, and the amount of so-called "excess air" required to maintain stable combustion based upon the fuel to be burned. Specifically:

    There is an inverse relationship between heat output efficiency and emission levels. As previously discussed, heat output efficiencies are a function of the completeness of the burning process. The more complete the process, the greater amount of the chemical components of the fuel will be converted into heat energy, and the less amount of unconverted fuel, in the form of various post-burn chemical gases, will be emitted as part of the exhaust stream.

    The amount of pollutants is also a function of the level of "excess air" used in the combustion process, as measured as a percentage of oxygen contained in the exhaust stream. Simply put, the combustion process requires, at a minimum, two quantities of oxygen-the first quantity of oxygen representing that amount necessary to bond and chemically react with the fuel as part of the combustion process in order to convert its chemical energy into heat energy, and the second quantity of oxygen representing an additional amount necessary to maintain a "stable" combustion environment. If there are insufficient quantities of this latter amount of additional oxygen in the combustion environment, referred to as "excess air", then the combustion process will sputter or be "unstable", resulting in reduced combustion system efficiencies. By way of example, natural gas-fueled water heaters typically operate with excess air rates of 30% to 40%, which constitutes approximately 30% to 40% of additional oxygen over that required to burn the natural gas and convert it into heat energy and 30% to 40% more heated nitrogen out of the vent stack.

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

  Emission Control Advantages of Pulse Combustion Over Conventional Steady-State Combustion: As previously discussed, if the pulses occur at a fast enough rate, the chemical byproducts created through the kinetic combustion process are reduced due to the accelerated completion of the heat conversion process as well as the more complete conversion of chemical energy into heat energy, thereby leading to reduced exhaust emissions. The NOx emission levels for our current water heater prototype, for example, test at less than 10 parts per million, which is less than one-tenth of conventional steady-state combustors. We believe based upon early testing that our pulse combustion technology will lead to similar reductions with respect to other unwanted byproducts of the combustion process, such as CO and other hydrocarbons, and we are conducting characterization tests to confirm these early observations. Of equal importance, pulse combustion can maintain stable combustion at significantly lower excess air rates than conventional steady-state combustion as a result of its combustion dynamics. As a result, higher heat transfer efficiencies can be maintained with pulse combustion as compared to conventional steady-state combustion, resulting in improved fuel savings, while at the same time lowering emission levels.

  Emission Control Advantages of Our Pulse Combustion Technology Over The Conventional "Tubular" Pulse Combustion: The ability of the pulse combustion unit to completely burn fuel results from the more turbulent combustion environment and internal combustion pressures resulting from the repetitive pulse combustion cycles. Our pulse combustion design, as a consequence, has demonstrated significantly reduced NOx emissions than conventional tubular pulse combustion designs, and also shows reduced amounts of CO as a result of the turbulent environment's effective mixing of the hydrocarbons in the fuel and oxygen in the air. As previously noted, pulse burner units using the conventional tubular pulse combustion configuration typically operate at 36 to 70 cycles per second. Our pulse combustion technology, on the other hand, operates at anywhere from 350 to 1,600 cycles per second depending upon the configuration and application, which translates into significantly lower emissions.

The ability of our pulse combustion technology to reduce NOx emissions has been is illustrated by the following independent test results, including tests performed by the Alberta Research Council, Inc. in November 2002, and prior to that with the Canada Centre for Mineral and Energy Technology, or "CANMET", the American Gas Association Laboratories, and the Center for Emissions Research, and Certification, Inc., an independent testing agency under the auspices of the Southern California Air Quality Management District. These tests have all demonstrated NOx levels for natural gas-fueled, natural gas and powdered coal-fueled, and, most recently, hydrogen-fueled burners, of consistently less than 10 ppm or 10 Ng/Joule, and as low as 2 ppm or 2 Ng/Joule for some fuel and air mixtures.

We believe that our pulse combustion technology is so effective in reducing the emissions of post-burn chemical gases that it can be utilized as a relatively inexpensive pollution control device, not only for NOx, but also for CO and other hydrocarbons and, in the case of coal, SO2. In these cases our burner units would be installed as secondary combustors to re-burn the emissions-laden exhaust from a commercial or industrial process, while at the same time generating heat energy which can be used for various heat transfer applications, such as electricity co-generation, consequentially reducing operating costs. The cost to manufacture, install and operate our burner units for these applications should be significantly cheaper than current scrubber applications, which reduce NOx emissions but do not make use of the waste fuel energy and which, themselves, become a waste product.

Compact Size

Our pulse combustion burner units are significantly smaller than conventional steady-state and tubular pulse combustion units of equivalent output due to the following considerations:

  Our burner units require a smaller combustion chamber to generate equivalent heat output and heat transfer capabilities than conventional steady-state and tubular pulse combustion units due to the geometric configuration of our design as well as the higher number of pulse cycles at which our unit operates.

  Conventional steady-state and tubular pulse combustion units require separate, large external heat exchangers to transfer heat energy, regardless of application, while the walls of our burner design act as primary heat exchange surfaces. This dramatically decreases the size requirement for secondary heat exchange, which is one of the largest cost elements of conventional designs.

This size advantage is extremely important where limited floor or room space considerations apply. For instance, the core of a 150,000 BTU/hr low pressure boiler system utilizing our pulse combustion configuration is approximately the size of a briefcase, and weighs approximately 50 pounds, exclusive of the jacketing, muffler and a secondary heat exchanger connected to the tailpipe. By way of comparison, a low pressure boiler system utilizing a conventional pulse combustion tubular design contains a combustion chamber, tailpipes, and decoupler combination that is approximately one foot in diameter and three feet in height, and weighs in excess of 200 pounds. The size of conventional steady-state combustion units, in turn, which consist of a burner and an external heat exchanger, equal or exceed that of conventional tubular combustion units of comparable output.

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

  Modular Turn-down Capability: All conventional and pulse burners operate at optimum energy conversion efficiencies and emission levels based upon their design, measured in terms of BTU output. A 100,000 BTU/hour conventional steady-state furnace, for example, is designed to operate most efficiently at a level of fuel-mixture, which would generate 100,000 BTUs of heat energy per hour after taking into consideration the inefficiencies inherent in that particular design. If the unit is operated at levels above or below the rated optimum output in order to regulate or adjust heat output by either increasing or decreasing the amount of incoming air and fuel, then the heat output and heat transfer efficiencies will vary and emission levels could increase.

As discussed earlier, one of the principal advantages of our pulse combustion designs over both conventional steady-state combustion and tubular pulse combustion designs is that our burner units can be designed to incorporate numerous combustion chambers aligned on a side-by-side basis within a single combustion unit. These combustion chambers can then be engineered to operate together in separate "modules" consisting of one or more combustion chambers. This modular configuration is important since it allows us to regulate or adjust heat output while maintaining maximum heat transfer efficiencies and lower emissions levels, which we refer to as "modular turn-down capability", by simply turning one or more modules contained in a combustion unit on or off. Moreover, he combustion units' overall output ability may be increased simply by attaching a new module to the system.

While conventional steady-state combustion and tubular pulse combustion units can also operate on a similar modular basis, they can only do so when aligned in a bank of separate burner systems, while our designs allow us to incorporate numerous combustion chambers within a single combustion system. This advantage allows us to compound the size advantage which the compact size of our pulse burner technology already affords us on a unit versus unit comparison basis.

  Reduced Downtime For Maintenance and Repair: The modular design of our pulse combustion technology also allows for easy assembly and disassembly, enabling the operator to repair or replace sections of the burner unit in most configurations. This feature is particularly important in commercial and industrial applications such as hospitals and schools, where the significant costs incurred in repairs and routine maintenance of the heating system and, in some cases, the cost of backup units, are virtually eliminated.

No Moving Parts

Conventional tubular pulse designs employ mechanical flapper valves on the air and natural gas intakes. A mechanical valve, i.e., one that mechanically opens and closes, is limited in speed of operation by the flexibility and durability of the valve material. Moreover, the maximum speed of operation of a valve operated mechanically is limited to approximately 150 cycles per second. Our pulse combustion design, on the other hand, is aerodynamically valved and has no moving parts. As such, our design affords increased operating reliability and reduced manufacturing, maintenance and repair costs, principally because there are no valves to wear out and the design hardware is simpler and less costly to produce.

Ability to Operate on a Wide Range of Fuels

Our pulse combustion burner unit has the capability to use any carbon-based fuel as its energy source. Although most of our testing to date has been done with natural gas and powdered coal, we have also successfully burned gasoline, diesel, propane, and a powdered coal and natural gas mix.

High Stability Of Operation At Extremely Low Excess Air Levels

Excess air is defined as the amount of air that is in excess of that needed for the total combustion of a given amount of fuel. Stable operation at "zero" and "sub zero" excess air is important because it affords our pulse combustion technology access to application conditions that cause instability in conventional combustion devices. These applications, such as horizontal down-hole petroleum drilling, methane reforming for the production of hydrogen and industrial catalytic regeneration, require an inert, oxygen free (stoichiometric) or fuel rich (sub-stoichiometric) exhaust stream for their process requirements. Our technology is extremely stable at these conditions.

Reduced Operating Noise

One of the principal drawbacks of conventional tubular pulse combustion is the cost and effort required to dampen its operating noise to levels commensurate with conventional steady-state combustion units in situations where noise reduction is important, such as commercial and residential applications.. As previously discussed, conventional tubular pulse combustion units operate at approximately 36 to 70 cycles per second due to their configuration. The oscillating pressure waves from these cycles create a corresponding low frequency standing sound wave, resulting in a very loud, continuous and deep level of operating noise. Due to the relatively long length of this sound wavelength, technically complicated and expensive dampening technology is required in order to mute the operating noise to levels commensurate with conventional steady-state combustion.

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

Lower Manufacturing and Installation Costs

Due to the simplicity and compact size of our design, including the lack of moving parts and a reduction in or elimination of the amount of materials needed for heat exchange, including refractory bricks, finned copper tubing and cast iron headers, we believe that we can design, manufacture and install a pulse combustion boiler system with comparable output at a significantly lower cost, and a significantly shorter design-through-installation period.

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

Markets For Burner Units

Burner units are used worldwide for numerous commercial, municipal, industrial, residential and specialty heat transfer applications. The following list of heat transfer markets applications is instructive:

  Water Heater and Boiler Market: In these applications heat generated by a burner unit is used to either heat water in an unpressurized water heating system, or to heat water to create steam or pressurized hot water in a pressurized boiler system. Hot water is required in a variety of residential, commercial, municipal and industrial uses, including homes, apartment buildings, schools, hospitals, hotels, office buildings, restaurants, stores, laundries, car washes, warehouses, industrial plants, boats/ships and recreational vehicles. Steam or pressurized hot water is used for many commercial, municipal or industrial applications, including both direct applications such as steam cleaning and indirect applications where steam is used to run a turbine in order to generate electricity. As discussed in greater detail below in that section of this annual report relating to our pending projects, we are currently working on this type of project to retrofit boiler systems for public buildings, and are also working on water heater applications.

  Space Heating Market: In this application heat generated by a burner unit called a furnace is used to heat airspace in a variety of residential, commercial, municipal and industrial settings, including those mentioned above in the discussion relating to water heaters. As discussed in greater detail below in that section of this annual report relating to our pending projects, we are currently working on this type of project for heavy-duty special-purpose vehicles.

  Industrial Drying Market: In this application heat generated by a burner unit is used in industrial processes to dry materials or break them into small pieces, known as "atomization". Industries which employ industrial burners include the food processing, plastic, polymer, rubber, chemical, mineral, pulp and paper, and pharmaceutical industries. As discussed in greater detail below in that section of this annual report relating to our pending projects, we are currently working on a tissue dryer for a pulp and paper manufacturer.

  "One-Of-A-Kind" Industrial Project Market: In this application a burner unit is used for industrial applications best described as "one-of-a-kind" which often require custom engineering or fabrication, such as retrofitting of power generation plants, new power plants, and large co-generation installations.

  Stoichiometric And Sub-Stoichiometric Markets : There are a number of industrial processes or operations such as horizontal down-hole petroleum drilling, methane reforming for the production of hydrogen and industrial catalytic regeneration, that require an inert, oxygen free (stoichiometric) or fuel rich (sub-stoichiometric) exhaust stream for their process requirements. Our technology is extremely stable at these conditions. As discussed in greater detail below in that section of this annual report relating to our pending projects, we have developed production proto-types for several types of these applications.

  Specialty Application Markets: There are literally hundreds if not thousands of specialty applications which utilize burner technologies. By way of example, burners are used for a variety of purposes in the petroleum industry, such as heating glycol and heavy oil for natural gas and oil transportation purposes. As discussed in greater detail below in that section of this annual report relating to our pending projects, we are currently working on several of these specialty applications.

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

Marketing Strategy

Our pulse combustion technology has completed its research and development stage, and the next step in exploiting this technology is to introduce it to the various markets in order to build market penetration and share and product knowledge and acceptance. Given the broad range of potential applications and markets for pulse combustion technologies, we anticipate that we will introduce our technologies to these potential markets through a number of different strategies and approaches, including the following types of arrangements:

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

Pending Projects

Our natural gas- and hydrogen-fueled burner designs have completed their primary development stage and are now in a position to be introduced to the market. We are currently working on a variety of projects using these and other fuel sources. Described below are some of the projects which we which we are currently or have recently worked on which could lead to the initial introduction of burner units using our technologies:

  Natural Gas-Fueled Pulse Combustion Burner For Industrial Tissue Paper Drying Applications: We have completed the first stage of a three-phase proposal for a Montreal-based manufacturer of pulp and paper industrial dryers, pursuant to which Clean Energy is developing a large natural gas-fueled pulse combustion industrial dryer for tissue paper. This company was referred to Clean Energy by The Canadian Center For Mineral And Energy Technology ("CANMET"), which had previously tested and evaluated the pulse combustion technology and found that the acoustic wave associated with pulse combustion, when applied to drying applications, provided a 22% mechanical advantage over conventional drying technologies because of the acoustic signal's physical manipulation of the drying environment. We believe that this 22% advantage, when added to the 90%+ heat output efficiency of our pulse combustion technology, can offer the highest levels of overall system efficiency. In completing the first stage of the proposal, we confirmed to the manufacturer that not only did our pulse combustion technology offer higher heat transfer efficiencies than traditional drying technology, but that those efficiencies increased as the unit operated with high frequencies. The manufacturer is now evaluating technical matters unrelated to the operation of our unit before deciding to proceed to phase II, pursuant to which we would design and manufacture a proto-type unit for a small paper making machine, and then progress to phase III, pursuant to which we would design and manufacture a demonstration unit for the manufacturer's marketing purposes. We anticipate that the manufacturer will bear the full cost of phases II and III. We believe that the successful commercial introduction of our technology for the tissue drying portion of this market will represent a beta-site opportunity for Clean Energy to demonstrate the additional advantages of our pulse combustion technology for the larger industrial pulp and paper drying market.

  Natural Gas-Fueled Pulse Combustion Burner For Natural Gas and Oil Transportation: We are currently working on several projects for an Alberta-based oil and natural gas transportation service company. The first project, which we are in the process of completing, is a natural gas-fueled demonstration unit to be used to heat glycol to dehydrate or take water out of natural gas. Our second project which we will shortly commence is a natural gas-fueled demonstration unit used to heat heavy crude oil to facilitate pipeline transport.

  Natural Gas-Fueled Instantaneous Pulse Combustion Water Heaters And Boilers: We have made significant advances in reducing the size and costs of our pulse combustion water heater and boiler designs, and are currently in discussions with several residential water heater manufacturers and their largest customers relative to joint ventures to manufacture natural gas-fueled residential water heaters for their product lines. We further believe that the successful commercial introduction of our technology for the residential water heating market will represent a beta-site opportunity for Clean Energy to demonstrate the additional advantages of our pulse combustion technology for the industrial and commercial water heating and boiler markets.

  Pulse Combustion Burner For Hydrogen Flare Gas: Over the past year we have developed a hydrogen-fueled pulse combustion burner which can burn hydrogen gas at high rates of efficiencies and at ultra-low NOx levels (1-2 ppm). We are currently approaching several oil & gas production and down-stream refining companies relative to the use of this technology to burn hydrogen which is currently flared off in drilling and refining processes. This technology will afford a number of benefits to this application, including electricity co-generation, the production of nitrogen as a by product of the combustion process (nitrogen is a valuable inert chemical used in down-hole drilling processes), and emissions reductions due to the extremely low NOx emissions associated with this unit. As previously discussed in this annual report, there is also a high level of interest in developing a "hydrogen economy" using hydrogen-fueled fuel cells due to their high chemical energy conversion efficiencies, the theoretical ability to procure abundant supplies of hydrogen over the next several hundred years from the chemical conversion of sea water, and the elimination of emissions associated with hydrocarbon-based fuels such as CO, CO2, sulphur dioxide and particulates. Should this economy develop, our hydrogen-fueled pulse combustion burner would offer a proven alternative to fuel cells to generate electricity which could be significantly less expensive than that technology to operate and which could also approach the efficiencies afforded by fuel cells.

  Pulse Combustion Burner to Create "Zero Oxygen" Stoichiometric Low Excess Air Reducing Gas: We have developed several different proto-type burner units which can deliver a 100% oxygen-free hydrogen reducing gas. For the first application, we successfully designed and tested a 365,000 BTU/hr proto-type burner unit which delivered hydrogen reducing gas which enhanced the operation of an industrial catalytic absorption pollution control system. This application was not finalized due to a change in the manufacturer's line of business. Under the second application, we designed and successfully tested an 8,000 BTU/hr proto-type burner unit which delivered a hydrogen reducing gas that could be used to enhance the production of electricity by a recently developed line of fuel cells. This application was not finalized as the result of technical issues not related to our technology. Although these proposals did not lead to contracts, there are many industrial processes which require oxygen-free hydrogen reducing gases, and we intend to pursue these opportunities in the longer-term given our success in designing and developing proto-types.

  Pulse Combustion Burners for Burning Coal: In December 2000 in connection with a proposal request to develop a 13 million BTU/hr coal-burning burner for commercial and municipal electricity generation purposes, we successfully designed, constructed and operated a 330,000 BTU/hr proto-type burner, including controls and coal feeder, which could burn relatively poor-quality coal in a powdered form. As anticipated, the burner resulted in high heat output efficiencies and relatively low NOx emission levels. As well, our testing also indicated an extremely low sulfur dioxide emission rate, which has led to additional investigation of this beneficial aspect of the high-frequency pulse burn given potential acid rain-reduction industrial applications.  Due to financial, manpower and time constraints, in early 2001 we stayed further development work on this project necessary to design an improved coal feeding system and to further modify the design in an attempt to further reduce emission levels. Moreover, we did not have available the significant funds required to scale-up the proto-type in order to test and fabricate a full-sized operating proto-type, including capital necessary to fund the acquisition of a significantly larger research & development and testing facility and to procure the necessary engineering personnel. Based upon this initial work, however, in August 2001 we received a request by the Alberta Ministry of Innovation and Science to prepare a grant proposal to the Alberta Energy Research Institute ("AERI") to fund the testing and development of large industrial coal burning pulse combustion burners for electrical generation plants, which would be beneficial for the province given its large coal reserves. The AERI was established by the province in August 2000 to invest for research in technology to enhance the sustainable economic development of Alberta's energy resources. The development of clean coal burning for electricity generation is one of the primary targeted areas for research and development stated by AERI. We anticipate that we would request in the range of CDN $5 to $10 million in funds as an Industrial Research Program grant, which focuses on projects that involve a step-change in energy technology and/or environmental performance. While we have commenced work on this grant proposal, it has nevertheless been delayed while we focused our efforts on projects using our proven natural-gas burning technology that could be brought to market in a comparatively short period of time without excessive cost and manpower. We nevertheless intend to complete this grant proposal and proceed with this project as soon as we are in a position to do so.

Please note that no orders have been placed or enforceable contracts entered into with respect to any of the foregoing projects to date. We cannot give you any assurance that we will enter into any licensing, royalty, joint venture or other agreement with any of the foregoing parties or any other parties after we complete the noted prototypes.

Research and Development

Our research and development activities are currently centered on the full commercialization of our technology under the auspices of Dr. William Jackson, one of our directors and a consultant to our company and our recently appointed Vice President of Research and Engineering, and Mr. Denver Collins, a consultant to our company and our recently appointed Chief Product Development Engineer. Dr. Jackson also heads our grant procurement activities.

The bulk of our research and development activities are currently conducted through McSheahan Enterprises Ltd. ("McSheahan Enterprises"), a personal service corporation owned and controlled by Mr. Barry A. Sheahan, our Chief Financial Officer and a director, pursuant to a  cost plus research and development agreement entered into effective January 1, 2003.  Under that agreement, McSheahan Enterprises agreed to provide pre-approved budgeted pulse combustion research and development services to Clean Energy USA, and to invoice the latter company for its budgeted costs, related overhead and a 10% mark-up.   The purpose of entering into a research and development arrangement with McSheahan Enterprises on the noted arms-length basis was to continue to preserve our ability to indirectly benefit from certain grants and tax-incentive programs offered in both the United States and Canada, which we could not otherwise directly utilize by reason of our becoming a public company whose stock was publicly traded.

Prior to entering into the noted agreement with McSheahan Enterprises, we conducted the bulk of our research and development activities under a similar cost plus research and development agreement from January 1, 2002 through Clean Energy Technologies (Canada) Inc., a British Columbia corporation ("Clean Energy Technologies"), which was our wholly-owned research and development subsidiary through December 31, 2001.  In anticipation of our stock becoming publicly traded in fiscal 2002, we transferred ownership of Clean Energy Technologies on December 31, 2001 to Mr. John D. Chato, a principal shareholder and a director of our company at that time, pursuant to a letter of intent.  The purpose of making the transfer on the noted arms-length basis was to continue to preserve our ability to indirectly benefit from certain grants and tax-incentive programs offered in both the United States and Canada as discussed above.  No pro forma disclosure has been provided, as Clean Energy continued to incur research and development expenditures through our contract with Clean Energy Technologies, resulting in no significant change to our operating expenses. Effective January 1, 2003, we terminated this agreement and entered into the noted agreement with McSheahan Enterprises. Subsequent to that date, Clean Energy Technologies transferred its property and equipment and assigned its leasehold interests to McSheahan Enterprises, while McSheahan Enterprises assumed certain liabilities of Clean Energy Technologies.

Our gross research and development expenses, including amounts paid to Clean Energy Technologies under our pulse combustion research and development contract with that company, amounted to $455,018, $397,006 and $400,377 for our 2002, 2001 and 2000 fiscal periods, respectively. Our research and development budget for fiscal 2003 is budgeted at $400,000.

One of our objectives in meeting our research and development and commercialization costs is to fund a significant portion of those expenditures through either direct grants or indirect grants through our research and development affiliates.  We have, for example, directly or indirectly through Clean Energy Technologies, funded a total of CDN $56,600 in grants for developmental purposes of our pulse combustion technology from the date of our inception, and our predecessors to this technology funded a total of CDN $1,785,000 in developmental grants prior to our acquisition of that technology.

In late 2001, the Industrial Research Assistance Program of the Canadian federal government's National Resource Counsel approved a CDN $90,000 grant to fund our phase I industrial tissue dryer characterization study.  This program later approved the transfer of the remaining funding balance for this program, CDN $22,000, toward the completion of our glycol and heavy oil heating applications.

We had previously applied for approximately $400,000 in matching grants from CE-CERT and ICAT with respect to the development of a residential natural gas-fueled water heater for the California market. This application was declined in 2001 after being short-listed, however, we have been requested to reapply for this program for a lesser amount and will proceed with that application when we have sufficient available time and manpower to do so.

We have also been requested to file a grant application with the Alberta Energy Research Institute to fund the testing and development of large coal burning pulse combustion burners for electrical generation plants, and also intend to proceed with that application when we have sufficient available time and manpower to do so.

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

Subsidiaries

We have one wholly-owned subsidiary, Clean Energy USA, a Nevada corporation, which we formed in December, 2001 for the dual purpose of managing pulse combustion technology research & development activities and commercializing our pulse combustion technology through licensing and royalty agreements in North America.

License Agreements Governing Our Principal Technologies

We acquired the rights to our pulse combustion technology for consideration of $10 under a Pulse Combustion Technology License dated March 5, 1999 with 818879 Alberta, Ltd., a corporation then owned and controlled by Mr. R. Dirk Stinson, our current President and Chief Executive Officer and a founder, director and principal shareholder of our company. In June 2001, 818879 Alberta, Ltd. transferred both its ownership of the pulse combustion technology and its interest in the license agreement to Ravenscraig Properties Limited ("Ravenscraig Properties"), a corporation also owned and controlled by Mr. Stinson.

Under the terms of the Pulse Combustion Technology License, we hold an exclusive fully-paid royalty-free license to design, engineer, manufacture, market, distribute, lease and sell burner products using the pulse combustion technology within any country in the world other than Finland or Sweden, and to sublicense and otherwise commercially exploit the pulse combustion technology within the permitted countries. The term of the Pulse Combustion Technology License expires upon the earlier of March 5, 2019 or the lapse of the newest underlying patents for the pulse combustion technology, including any patented improvements. The oldest pulse combustion technology patent expires in 2006, and the newest current pulse combustion technology patent expires in 2019. For further information concerning the underlying patents for the pulse combustion technology, see the section of this annual report captioned "Business-Patents and Proprietary Rights".

We are generally prohibited under the Pulse Combustion Technology License from sublicensing our rights to the pulse combustion technology, or otherwise assigning our rights as licensee under the Pulse Combustion Technology License, to any third party without Ravenscraig Properties' prior consent. Ravenscraig Properties, in turn, is also generally prohibited from selling its rights to the pulse combustion technology, or otherwise assigning its rights as licensor under the Pulse Combustion Technology License, to any third party without our prior consent.

We have sublicensed our rights to the pulse combustion technology to our new, wholly-owned subsidiary, Clean Energy USA Inc. effective January 1, 2002, but have limited commercialization rights to the continent of North America. This sublicense has been undertaken with the prior consent of Ravenscraig Properties.

We are obligated under the Pulse Combustion Technology License to pay or to reimburse Ravenscraig Properties for all costs its incurs to file and prosecute new or additional patents for the pulse combustion technology in any country. We are also obligated to pay or to reimburse Ravenscraig Properties for prosecuting and defending patent infringement claims relating to the pulse combustion technology, and to pay any damages arising from these claims.

We have the right under the Pulse Combustion Technology License to acquire full ownership of the pulse combustion technology from Ravenscraig Properties for the payment of CDN $1 at such time as we procure a listing of our common shares on a "national market", which is defined under the Pulse Combustion Technology License to constitute The New York Stock Exchange, The American Stock Exchange or The Nasdaq Stock Market (including both the SmallCap and National Markets). We refer to this purchase right as the "Pulse Combustion Technology Option". In order to be approved for listing on a national market, Clean Energy would need to satisfy enumerated quantitative and qualitative listing standards, including requirements relating to minimum bid prices, market capitalization, number of unaffiliated shareholders, net income and shareholders' equity. We do not currently qualify for listing on any national market, and we can give no assurance that we will qualify in the future or, if so, make any application.

Should we acquire full title to our pulse combustion technology by reason of exercise of the Pulse Combustion Technology Option, Ravenscraig Properties will nevertheless retain the right under certain circumstances to reacquire our pulse combustion technology should we later become bankrupt or insolvent, or be threatened with bankruptcy or insolvency, or make an assignment in favor of our creditors.

Patents And Proprietary Rights

Our basic pulse combustion technology and a number of design improvements to this technology are protected by a number of United States patents, the oldest of which expires in 2006, and the newest of which expires in 2019. We anticipate that we will make international patent applications in selected foreign countries for our pulse combustion technology as circumstances dictate.

We intend to diligently defend any infringement of our pulse combustion technology patents. We are not aware of any potential challenges to these patents. We have not established a fund for defense of these patents, but may do so if significant sales of its products are achieved. We intend to have all employees and consultants execute trade secret and confidentiality agreements.

We cannot give any assurance that the existing patents granted to us or our licensors will not be invalidated, that patents currently or prospectively applied for by us or our licensors will be granted, or that any of these patents will provide significant commercial benefits. Moreover, it is possible that competing companies may circumvent patents we or our licensors have received or applied for by developing products which closely emulate but do not infringe our or our licensor's patents, and consequentially market products that compete with our products without obtaining a license from us. An adverse decision from a court of competent jurisdiction affecting the validity or enforceability of our patents or proprietary rights owned by or licensed to us could have, depending generally on the economic importance of the country or countries to which these patents or proprietary rights relate, an adverse effect on our company and our business prospects. Legal costs relating to prosecuting or defending patent infringement litigation may be substantial. Costs of litigation related to successful prosecution of patent litigation are capitalized and amortized over the estimated useful life of the relevant patent. We cannot give you any assurance that we will be able to successfully defend our patents and proprietary rights, or fund the cost of that litigation. For further information concerning these risks, see that section of this annual report captioned "Uncertainties And Risk Factors-Uncertainties And Risks Generally relating To Our Company And Our Business-Our Inability To Protect Our Patents And Proprietary Rights Would Force Us To Suspend Our Operations And Possibly Even Liquidate Our Assets And Wind-Up And Dissolve Our Company".

Employees

We currently have two full-time employees and one part-time employee, and also two full-time consultants and two part-time consultants. A portion of our research and development activities are performed under contract by McSheahan Enterprises, which currently has three full-time employees and one part-employee. None of our or McSheahan Enterprises' employees are represented by a union. We believe that our relations with our employees are good.

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

Properties

Our executive offices and principal research and development facilities, consisting of approximately 4,300 square feet, are located at 7087 MacPherson Avenue, Burnaby, British Columbia, Canada, V5J 4N4. This space is currently leased through our affiliate, McSheahan Enterprises, for a two-year term, with a two-year option to renew, at an approximate rental rate of CDN $3,400 per month. Our pro-rata share of this cost, representing approximately one-third of the total, is indirectly charged to us by McSheahan Enterprises in the overhead allowance under our research and development agreement with that company.

Our ability to increase our levels of activity and to pursue a number of business opportunities will require us to acquire expanded premises with increased testing and production space and to increase our staffing levels. Our ability to acquire and move into expanded premises will be governed by our ability to raise additional capital.

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

Submission Of Matters To A Vote Of Securities Holders In Fourth Quarter

Our annual meeting of shareholders was held on October 18, 2002. At that meeting our shareholders re-elected Messrs. John D. Chato, John P. Thuot, Barry A. Sheahan, R. Dirk Stinson, L. Clive Boulton, William D. Jackson and John L. Howard as our directors, with their term of office to extend until the next annual meeting of shareholders and until their successors are duly elected and qualified. The tally of the votes is set forth below:

	Vote

Director Nominees	For	Withhold	Abstain

John D. Chato	1,684,030	-	-
John P. Thuot	1,684,030	-	-
Barry A. Sheahan	1,684,030	-	-
R. Dirk Stinson	1,684,030	-	-
L. Clive Boulton	1,684,030	-	-
William D. Jackson	1,684,030	-	-
John L. Howard	1,684,030	-	-

Our shareholders also ratified the appointment of Deloitte & Touche LLP to serve as our independent auditors for our pending fiscal year which will end December 31, 2002 by the following vote: 1,684,030 shares voting for, nil shares against, and nil shares abstaining or withheld. There were no broker non-votes with respect to any matter presented for vote at our annual meeting.  On March 21, 2003, we nevertheless engaged Staley Okada & Partners as our independent auditors solely for cost considerations.  See that section of this annual report captioned "Changes In And Disagreements With Accountants On Accounting And Financial Disclosure".

Market Price Of And Dividends On Our Common shares
And Related Shareholder Matters

Market Information

The common shares have traded over-the-counter on the OTC Bulletin Board under the trading symbol "CGBY" since May 16, 2002. Prior to that there was no public market for the common shares. The following table lists, by calendar quarter, the volume of trading and the high and low sales prices of the common shares on the OTC Bulletin Board for each of the periods indicated.

		Sales Price

Period	Volume	High	Low

2002:
Fourth Quarter	216,400	$ 0.20	$ 0.07
Third Quarter (commencement of trading)	238,500	$ 0.75	$ 0.1

Our common shares were approved for listing on the OTC Bulletin Board on May 16, 2002. The closing price for the common shares on the OTC Bulletin Board as of March 27, 2003 was $0.14.

A shareholders' list provided by our transfer agent showed 370 registered common shareholders holding 11,407,269 common shares as of March 19, 2003. We estimate that we have at approximately 487 beneficial holders of our common shares, based upon information provided by our stock transfer agent in anticipation of our last annual meeting of shareholders held on October 18, 2002.

As of March 27, 2003, there were also outstanding 1,000 series 'A' preferred shares held by one shareholder, and 241,668 series 'B' preferred shares held by five shareholders, for which no trading market presently exists. The series 'A' and series 'B' preferred shares are each convertible into one common share.

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

The following table presents selected historical consolidated financial data derived from our consolidated financial statements which can be found at the end of this annual report. The selected statement of loss data set forth below for our fiscal period ended December 31, 2002, and the selected balance sheet data set forth below as of December 31, 2002, have been audited by Staley, Okada & Partners, independent auditors, as indicated in their report contained in our consolidated financial statements. The selected statement of loss data set forth below for our fiscal period ended December 31, 2001, and the selected balance sheet data set forth below as of December 31, 2001 and December 31, 2000, have been audited by Deloitte & Touche LLP, independent auditors, as indicated in their report contained in our consolidated financial statements. The following selected financial data should be read in conjunction with our consolidated financial statements and their explanatory notes, as well as that section of this annual report captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations".

	Twelve Months Ended December 31,

Consolidated Statement of Operations Data:	2002	2001	2000

Revenue	$ -	$ -	$ -
Administrative and marketing expenses	439,455	415,439	507,449
Research and development expenses	455,018	397,006	400,377
Net loss	(894,473)	(812,445)	(907,826)
Net loss per share basic and diluted	(0.09)	(0.09)	(0.09)
Weighted average common shares outstanding	10,139,184	10,131,694	10,131,694

	December 31,

Consolidated Balance Sheet Data:	2002	2001

Working capital (deficiency)	$ (414,895)	$ (283,311)
Current assets	2,873	-
Advances to an affiliated company	427,543	370,716
Patents	39,327	35,335
Property and equipment	-	-
Total assets	469,743	406,051
Current liabilities	417,768	283,311
Provisions and liabilities related to transfer of ownership of subidiary	468,177	659,403
Total liabilities and provisions	885,945	942,714
Capital deficiency	(416,202)	(536,663)

Management's Discussion And Analysis Of
Financial Condition And Results Of Operations

The following discussion of our consolidated financial condition and results of operations should be read in conjunction with our consolidated financial statements and their explanatory notes, which can be found at the end of this annual report.

Overview

Clean Energy was formed on March 1, 1999, for the principal purpose of acquiring exclusive world-wide license rights entitling us to design, engineer, manufacture, market, distribute, license and otherwise commercially exploit our pulse blade combustion technology. This technology has completed the primary development stage and is in a position to be commercially exploited. Our objective is to enter into licensing, royalty, joint venture or manufacturing agreements with established national and international heat transfer industry manufacturers which will result in the introduction of a variety of different burner units based upon this technology into various selected market segments. We have no revenues to date, nor have we entered into any revenue producing contracts to date, although we are currently working on a number of proto-types under several proposal requests which could lead to development grants by manufacturers or others over the next two to six months, and contract revenues after twelve months. Since we have not generated operating revenues to date, we should be considered a development stage enterprise.

Results Of Consolidated Operations

Operating Revenues

We had no revenues for our twelve-month fiscal periods ended December 31, 2002 ("fiscal 2002"), December 31, 2001 ("fiscal 2001"), or December 31, 2000 ("fiscal 2000").

Net Loss

We incurred an operating loss of $894,473 for fiscal 2002, as compared to $812,445 and $907,826 for fiscal 2001 and fiscal 2000, respectively.

The $82,028 or 10% increase in our operating loss for fiscal 2002 over fiscal 2001 was primarily attributable to the following changes in costs and expenses:

  a $58,012, or 14.6%, increase in research and development expense from $397,006 to $455,018; and

  a $24,016, or 5.8%, increase in administration expense from $415,439 to $439,455;

The $95,381or 10.5% decrease in our operating loss for fiscal 2001 over fiscal 2000 was primarily attributable to the following changes in costs and expenses:

  a $92,010, or 18.1%, decrease in administration expense from $507,449 to $415,439; and

  a $3,337, or 0.8%, decrease in research and development expense from $400,377 to $397,006.

The increase in administration expense for fiscal 2002 over fiscal 2001 was primarily attributable to increases in legal and patent maintenance costs and interest partially offset by decreases in wages and benefits, marketing expense, amortization expense and occupancy costs resulting in most part to the divestiture of our research and development subsidiary, Clean Energy Technologies, and our subsequent contracting of research and development services on a cost-plus 10%

contract basis. The $92,010 decrease in administration expense for fiscal 2001 over fiscal 2000 was primarily attributable to reductions in wages and benefits and marketing costs, offset by across-the-board net increases in costs to support our increased level of business activities, the most significant of which were accounting and legal fees.

In comparing fiscal 2002 to fiscal 2001, it should be noted that, as the result of the divestiture of Clean Energy Technologies and its attendant research and development personnel and activities as of the end of fiscal 2001, we effectively shifted a portion of amortization expense and occupancy costs included in administration expense from that aggregate expense grouping to the research and development expense grouping, insofar as these costs are now indirectly recorded by us under the monthly cost plus 10% research and development fee that is charged to us under the research and development contract we entered into with Clean Energy Technologies. As a consequence of that divestiture, we recorded a $47,138 overall net reduction in combined administration and research and development expense over fiscal 2002, reflecting an overall reduction in our level of activities and attendant decreases in materials and labor costs for this period as compared to fiscal 2001.

Relationships And Transactions On Terms That Would Not Be Available From Clearly Independent Third Parties

During fiscal 2002, we did not enter into any transactions with any parties that are not clearly independent on terms that would be more favorable than that which might have been available from other clearly independent third parties.

Liquidity And Capital Resources

Sources of Cash

Our cash flow requirements from our inception through December 31, 2002 have been principally funded by:

  $500,002 in gross proceeds from a private placement of series 'B' preferred shares which closed on April 6, 1999,

  $975,887 in short-term advances from a director and principal shareholder, which amounts were subsequently converted in fiscal 2000 into 487,944 common shares at a conversion price of $2 per share in August 2000 pursuant to the terms of our financing agreement with that creditor;

  a $659,403 reduction in liabilities to date as the result of the transfer of ownership of our wholly-owned subsidiary, Clean Energy Technologies, on December 31, 2001; and

  $823,798 in short-term advances, wages, fees and other payables due to a group of directors, shareholders, employees and other creditors, who collectively agreed in September 2002 to convert that indebtedness into 1,267,242 common shares at a conversion price of $0.65 per share.

The $975,887 in short-term advances noted above were extended to Clean Energy by Mr. R. Dirk Stinson, our current President and Chief Operating Officer and a director and principal shareholder, pursuant to an unsecured revolving promissory note dated August 8, 1999. Under the terms of this note Clean Energy was required to repay all amounts advanced under the note, plus interest accrued on these amounts at the rate of prime plus 2% per annum, by August 10, 2000. Mr. Stinson was also afforded the right under the note to convert any portion of the outstanding indebtedness under the note into common shares at any time at the conversion rate of one common share per $2 of indebtedness. On or about August 10, 2000, Mr. Stinson agreed to amend the terms of the note to provide for the repayment of any outstanding balances to thirty days of demand. On August 15, 2000, Mr. Stinson converted then current balance of the loan as of that date, $975,887, into 487,944 common shares pursuant to the terms of the note.

After the conversion noted above, Mr. Stinson continued to make advances to Clean Energy under the note and to assume other liabilities of the company. In September, 2001, the company extended to Mr. Stinson the right, should the common shares be listed on the OTC Bulletin Board, to convert any portion of outstanding indebtedness under the note that accrued on or prior to the date that occurs two months after the date of listing, at a conversion rate equal to 80% of the market trading price as of that date, but not to exceed $2 per share. Clean Energy's common shares were listed on the OTC Bulletin Board on May 16, 2002, and on July 16, 2002 Mr. Stinson became entitled under the foregoing terms to convert his outstanding indebtedness under the loan at the rate of $0.20 per share. On September 13, 2002, as part of a global agreement with a group of the company's creditors, Mr. Stinson agreed to convert the outstanding balance of the company's indebtedness to him as of that date, $444,585, into 683,976 common shares at the less favorable rate of $0.65 per share. The company's indebtedness to Mr. Stinson as of December 31, 2002 was $0. The $444,585 noted above represented the highest balance of the company's indebtedness to Mr. Stinson in fiscal 2002.

In September 2001, similar promissory notes were signed by Clean Energy Technologies in favor of Messrs. John P. Thuot and Barry A Sheahan and their respective personal service corporations, JPT 2 Holdings Ltd. and McSheahan Enterprises, respectively, related to unpaid wages and fees totaling, in the aggregate, CDN $153,000. Those notes required Clean Energy Technologies to repay the CDN $153,000, plus any additional future unpaid wages and/or fees, plus interest accrued on these amounts at the rate of prime plus 2% per annum, by September 30, 2002. Messrs. Thuot and Sheahan and their respective personal service corporations were also afforded the right under the notes to convert any portion of the outstanding indebtedness under the notes into common shares of Clean Energy (then the parent of Clean Energy Technologies) at any time at a conversion rate determined at the time of conversion based on a 20% discount to market trading price, or $2 per share if Clean Energy's shares are not trading at the time of conversion. As previously noted, Clean Energy's common shares were listed on the OTC Bulletin Board on May 16, 2002, and on July 16, 2002 Messrs. Thuot and Sheahan and their respective personal service corporations became entitled under the foregoing terms to convert the outstanding indebtedness under the loan at the rate of $0.20 per share. On September 13, 2002 as part of a global agreement with a group of the company's creditors, Messrs. Thuot and Sheahan and their respective personal service corporations agreed to convert a portion of the company's outstanding balance of the company's indebtedness to them as of that date, $34,138 each, into 52,520 common shares each at the less favorable rate of $0.65 per share. The company's remaining indebtedness to Messrs. Thuot and Sheahan and their respective personal service corporations as of December 31, 2002 was $23,279 and $30,091, respectively. The highest balance of the company's indebtedness to each of Messrs. Thuot and Sheahan and their respective personal service corporations in fiscal 2002 was $57,417 and $64,229, respectively.

There are no guarantees, commitments, lease and debt agreements or other agreements that could trigger adverse change in our credit rating, earnings, cash flows or stock price, including requirements to perform under standby agreements, other than a default in our obligations under our office lease described in that section of this annual report captioned "Properties" and contingent liabilities of Clean Energy Technologies in the amount of $40,634 as of December 31, 2002 which arose from contracts previously entered into by Clean Energy either jointly with, or on behalf of, that company before its transfer in December 2001 by Clean Energy. These contingent liabilities are included as part of our liabilities relating to Clean Energy Technologies in our consolidated balance sheet.

Cash Position and Sources And Uses Of Cash

Our cash and cash equivalents position as of December 31, 2002 was $0, as compared to $0 and $2,122 as of December 31, 2001 and December 31, 2000, respectively. Our cash and cash equivalents position for fiscal 2002 remained unchanged as the result of the offset of $399,263 in cash used in operating activities and $3,992 in cash used by investing activities by $403,255 in cash generated by financing activities. The $2,122 decrease in our cash and cash equivalents position for fiscal 2001 was attributable to $266,473 in cash used in operating activities which was partially offset by $322 in cash generated by investing activities and $264,029 in cash generated by financing activities.

Our operating activities used cash in the amount of $399,263 for fiscal 2002, as compared to cash requirements of $266,473 for fiscal 2001. The $399,263 in cash used in operating activities for fiscal 2002 reflected our net loss of $894,473 for that period, as decreased for non-cash deductions and a net increase in non-cash working capital balances. The $266,473 in cash used in operating activities for fiscal 2001 reflected our net loss of $812,445 for that period, as decreased for non-cash deductions and a net increase in non-cash working capital balances.

We used cash in the amount of $3,992 in investing activities in fiscal 2002, as compared to $322 of cash realized by investing activities in fiscal 2001. The principal use of cash for 2002 was for patent additions, while the principal source of cash for fiscal 2001 was from the sale of a short-term investment, partially offset by the use of cash to acquire property and equipment.

We realized cash in the amount of $403,255 from financing activities in fiscal 2002, as compared to $264,029 of cash realized by investing activities in fiscal 2001. The principal sources of cash for both 2002 and 2001 were advances from related and affiliated parties.

Plan Of Operation And Prospective Capital Requirements

Our ability to continue as a going concern will be dependent upon our entering into revenue producing contracts and raising additional working capital to fund these contracts, conduct addition research and development activities through our contract with McSheahan Enterprises and fully implement our longer-term business plan and marketing strategies. We anticipate that we will need to raise at least $850,000 to fund our projected operating, research and development and project costs over the next twelve months assuming we continue to stay our China coal project, and at least $5,000,000 in working capital (including the $850,000 noted above) to fully implement our business plan and marketing strategies including the acquisition of the necessary plant, equipment and personnel to pursue our China coal project. These estimates will be subject to significant change based upon any contracts we may enter into and/or additional capital we may raise, including any grant monies we receive from our proposed Alberta coal burning project grant application.

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

Our intent is to raise additional working capital to fund our ongoing capital and operational requirements in one or more increments through contract advances, public or private sales of debt or equity securities, debt financing or short-term loans, or a combination of the foregoing. We currently are in contact with, and over the past year have also been in contact with, a number of financing sources, including investors, lenders and finders, relative to funding our ongoing capital requirements. We have not to date, however, received commitments from any of these sources on terms our board deems acceptable. Our ability to raise monies has also been impacted in part by poor general economic conditions and enhanced risks associated in investing in development stage ventures

In view of our limited operating history and lack of revenues and profits to date, we cannot give you any assurance that we will be able to secure the additional capital we require at all, or on terms which will not be objectionable to our company or our shareholders, including substantial dilution or the sale or licensing of our technologies. Our failure or inability under these circumstances to obtain additional capital on acceptable terms or at all would have a material adverse effect on our company and our business, which would result in our being forced to materially scale back or even suspend our operations, or even force us to seek a merger with or to sell our business to a third party. In view of these considerations, note 1 of our financial statements states that if we do not raise sufficient capital there is substantial doubt as to our ability to continue as a going concern.

Other Matters

Research and Development Expenditures

Research and development expenditures are expensed as incurred.

Foreign Exchange

We recorded a $78 foreign currency translation gain in fiscal 2002 as an administration expense recovery item on our statements of operations and deficiency in assets in consolidating our books for financial reporting purposes as the result of the fluctuation in United States-Canadian currency exchange rates during that period. We cannot give you any assurance that our future operating results will not be similarly adversely affected by currency exchange rate fluctuations. See that section of this annual report captioned "Quantitative and Qualitative Disclosure About Market Risk" for a description of other aspects of our company that may be potentially affected by foreign exchange fluctuations.

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

Recent Adopted Accounting Standards

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

In June 2001, the Financial Accounting Standards Board ("FASB") introduced Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition of intangible assets acquired outside of a business combination whether acquired individually or with a group of other assets. These standards require all future business combinations to be accounted for using the purchase method of accounting. Goodwill will no longer be amortized but instead will be subject to impairment tests at least annually. We adopted SFAS No. 141 on a prospective basis as of July 2001, and SFAS No. 142 in January 2002. The adoption of SFAS No. 141 and SFAS No. 142 did not have an impact on our consolidated financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. Among other things, SFAS No. 145 rescinds both SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and the amendment to SFAS No 4, SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. Through this rescission, SFAS No. 145 eliminates the requirement (in both SFAS No. 4 and SFAS No. 64) that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. Generally, SFAS No. 145 is effective for transactions occurring after May 15, 2002. The adoption of SFAS No. 145 did not have a significant impact on our consolidated financial position or results of operations.

In October 2002, the FASB issued SFAS No. 147, Acquisitions of Certain Financial Institutions.  SFAS No. 147 requires that acquisitions of financial institutions be accounted in accordance with SFAS Nos. 141 and 142, and put any intangible asset therefrom under the guidance of SFAS No. 144.  We adopted SFAS No. 147 in the fourth quarter of 2002 on a prospective basis.  The adoption of SFAS No. 147 did not have a significant impact on our consolidated financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock Based Compensation - Transition and Disclosure.  SFAS No. 148 amends SFAS No. 123, Accounting for Stock Based Compensation, to provide methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation, as well as requiring prominent disclosure about the method and effect of accounting for stock-based compensation.  We adopted SFAS No. 148 in the fourth quarter of 2002 on a prospective basis.  The adoption of SFAS No. 148 did not have a significant impact on our consolidated financial position or results of operations.

Recent Issued Accounting Standards Not Yet Adopted

In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligation. SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS No. 143 will be effective for exit or disposal activities initiated after December 31, 2002. We do not anticipate that our adoption of SFAS No. 146 will have a material impact on our consolidated financial position or results of operations. We do not anticipate that our adoption of SFAS No. 143, as required on January 1, 2003, will have a material impact on our consolidated financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires that the liability for a cost associated with an exit or disposal activity be recognized at its fair value when the liability is incurred. Under previous guidance, a liability for certain exit costs was recognized at the date that management committed to an exit plan, which was generally before the actual liability has been incurred. SFAS No. 146 will be effective for exit or disposal activities initiated after December 31, 2002. We do not anticipate that our adoption of SFAS No. 146, as required on January 1, 2003, will have a material impact on our consolidated financial position or results of operations.

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

Uncertainties and Risks Generally Relating To Our Company And Our Business

As a recently formed company with a limited operating history, we are subject to all the risks and issues inherent in the establishment and expansion of a new business enterprise, and our failure to address these risks and issues will adversely affect our ability to complete pending project proposals, introduce our products to the market, generate revenues and profits, and raise additional working capital

We have a limited operating history and have not to date introduced our products commercially to the markets or entered into binding contracts to do so. We are, as a consequence, subject to all the risks and issues inherent in the establishment and expansion of a new business enterprise. Our failure to successfully address these risks would adversely affect our ability to complete our pending project proposals and introduce burner products using our technologies onto the market and to compete, with consequential delays in our ability to generate revenues and profits; and raise additional working capital.

Our activities through the date of this annual report have been limited to completing our pending project proposals and introduce burner products using our technologies onto the market and to compete, with consequential delays in our ability to generate revenues and profits; developing our business plan; obtaining license rights to our burner technologies; establishing administrative offices and laboratory facilities; engaging administrative and research and development personnel; and commencing work on various burner proto-types under pending projects intended to lead to commercial contracts.

Risks and issues inherent in the establishment and expansion of a new business enterprise which we face include, among others, problems of entering new markets, marketing new technologies, hiring and training personnel, acquiring reliable facilities and equipment, and implementing operational controls. In general, development stage companies are subject to risks and or levels of risk that are often greater than those encountered by companies with established operations and relationships. Development stage companies often require significant capital from sources other than operations. The management and employees of startup business shoulder the burdens of the business operations and a workload associated with company growth and capitalization that is disproportionately greater than that for an established business. Our limited operating history makes it difficult, if not impossible, to predict future operating results. We cannot give you any assurance that we will successfully address these risks.

We have accumulated losses since our inception and our continued inability to generate revenues and profits would adversely affect our ability to complete pending project proposals, introduce our products to the market and raise additional working capital, and could ultimately force us to suspend our operations and even liquidate our assets and wind-up and dissolve our company

We are a developmental stage company since we have not commenced commercial sales of our burner technologies and have no revenues to date. Our failure to generate revenues and ultimately profits would, in the shorter-term, adversely affect our ability to complete our pending project proposals and introduce burner products using our technologies onto the market and to compete, with consequential delays in our ability to generate revenues and profits; and raise additional working capital; and in the longer-term, force us to suspend our operations, and possibly even liquidate our assets and wind-up and dissolve our company. We do not anticipate that we will generate revenues for at least twelve months at the earliest, assuming that one or more of our pending projects lead to a commercial contract. We have, as a result of our lack of revenues, incurred operating losses in the amount of $3,254,148 from our inception through December 31, 2002, and we anticipate that we will continue to incur substantial operating losses for the foreseeable future, despite any revenues we may receive in the short-term from any of our pending projects, due to the significant costs associated with the development and marketing of our burner technologies. We cannot give you any assurance that we will generate revenues or profits in the near future or at all.

If we do not raise additional working capital funds to pay our operating and project expenses, we will not be able to sustain our operations, and may even be forced to liquidate our assets and wind-up and dissolve our company

We currently have insufficient working capital to fund our projected operating and project costs for more than one month. Our inability to raise sufficient additional working capital in the near future would likely force us to suspend our operations, and possibly even liquidate our assets and wind-up and dissolve our company. Our operating expenses are currently being primarily funded for the indefinite future through advances made by one of our principal shareholders. We cannot give you any assurance that such shareholder will remain in a position to fund our operations notwithstanding his desire to do so. We anticipate that we will need to raise at least $850,000 to fund our projected operating and project costs over the next twelve months, and at least $5,000,000, including the $850,000 noted above, in additional working capital to fully implement our longer-term business plan and marketing strategies. We have no current arrangements for obtaining this additional capital other than our current relationship with the noted shareholder, and will seek to raise this amount in one or more increments through contract advances, public or private sales of debt or equity securities, debt financing or short-term loans, or a combination of the foregoing. We cannot give you any assurance that we will be able to secure the additional capital we require to continue our operation at all, or on terms which will not be objectionable to our company or our shareholders, including substantial dilution or the sale or licensing of our technologies. Explanatory note 1 to our financial statements states that if we do not raise sufficient capital there is a substantial doubt as to our ability to continue as a going concern. Our independent auditors expressed a going concern opinion in their report accompanying our financial statements for the fiscal year ended December 31, 2002.

We have not entered into any revenue-generating contracts to date, and our failure to enter into revenue-generating contracts would force us to suspend our operations, and possibly even liquidate our assets and wind-up and dissolve our company

Although we are working on proto-types under several pending projects, we have not entered into any revenue-generating contracts to date, and our ability to do so will be dependent in primary part upon our ability to satisfactorily complete the proto-types, to raise sufficient capital to fund these efforts, and to otherwise successfully implement our various market strategies under our business plan. Our failure to enter into any revenue-generating contracts would, in the shorter-term, adversely affect our ability to complete other pending project proposals and introduce burner products using our technologies onto the market and to compete, with consequential delays in our ability to generate revenues and profits; and raise additional working capital; and in the longer-term, force us to suspend our operations, and possibly even liquidate our assets and wind-up and dissolve our company unless we are otherwise able to raise sufficient working capital to fund our continuing operations until we enter into revenue-generating contracts in the farther future. Even if we enter into revenue-generating contracts, we cannot give you any assurance that we will attain or sustain operating profitability as a result of these contracts.

Our burner products are based upon burner technologies that are new and unique, and the failure of these products to achieve or sustain market acceptance would likely force us to suspend our operations, liquidate our assets, and wind-up and dissolve our company

The failure of our burner products to achieve or sustain market acceptance would likely force us to suspend our operations, liquidate our assets, and wind-up and dissolve our company. Products using our burner technologies must compete with established conventional steady-state burner technologies and conventional "tubular" pulse combustion technologies which have already achieved market acceptance. The design for our burner technologies is new and unique, and no products based upon our technologies and configurations have been commercially produced or sold to date, either by our company or by any of our competitors. Additionally, although there is a market for pulse combustion burner products using differently configured pulse burner technology designs, these products are not widely accepted by the market, and therefore not particularly useful as a precedent for the introduction of our pulse combustion burner technology. As is typical in the case of any new technology, demand and market acceptance for products based upon new technologies are subject to a high level of uncertainty and risk, including the risk that the marketplace may not accept, or be receptive to, the potential benefits of these new products. The extent and pace of market acceptance of new burner products based upon our burner technologies will ultimately be a function of many variables, including the efficacy, performance and attributes of these new products; the ability to obtain necessary regulatory approvals to commercially market these new products; the effectiveness of marketing and sales efforts, including educating potential customers as to the distinctive characteristics and benefits of these new products; and the ability to meet manufacturing and delivery schedules; and product pricing. The extent and pace of market acceptance of products based upon our burner technologies will also depend upon general economic conditions affecting customers' purchasing patterns. Because the market for our burner technologies is new and evolving, it is difficult, if not impossible, to predict the future growth rate, and the size of the potential market. We cannot give you any assurance that a market for our burner technologies will develop or, if developed, will be sustainable.

Our inability to develop our sales, marketing and distribution capabilities either internally or through strategic partners or third party marketing and distribution companies would adversely affect our ability to introduce our products to the market, generate revenues and profits, and raise additional working capital, and may even force us to suspend our operations and possibly even liquidate our assets and wind-up and dissolve our company

We currently have no internal sales, marketing and distribution capabilities, and will likely be forced to rely extensively on strategic partners or third party marketing and distribution companies. Our failure to generate substantial sales through any strategic partners or distribution arrangements we procure or to otherwise develop our own internal sales, marketing and distribution capabilities would, in the shorter-term, adversely affect our ability to introduce burner products using our technologies onto the market and to compete, with consequential delays in our ability to generate revenues and profits; and raise additional working capital; and in the longer-term, force us to suspend our operations, and possibly even liquidate our assets and wind-up and dissolve our company.

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

Our strategic partners' or third party suppliers' failure to satisfy our manufacturing requirements would adversely affect our ability to introduce our products to the market, generate revenues and profits, and raise additional working capital, and may even force us to suspend our operations and possibly even liquidate our assets and wind-up and dissolve our company

We currently have no internal manufacturing capability, and will likely be forced to rely extensively on strategic partners or third party contract manufacturers or suppliers. A delay or interruption in the supply of components or finished products would, in the shorter-term, adversely affect our ability to introduce burner products using our technologies onto the market and to compete, with consequential delays in our ability to generate revenues and profits; and raise additional working capital; and in the longer-term, force us to suspend our operations, and possibly even liquidate our assets and wind-up and dissolve our company. Should we be forced to manufacture our burner products, we cannot give you any assurance that we will be able to develop or internal manufacturing capability or procure third party suppliers. Moreover, we cannot give you any assurance that any contract manufacturers or suppliers we procure will be able to supply our product in a timely or cost effective manner or in accordance with applicable regulatory requirements or our specifications.

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

Our inability to retain our key managerial and research and development personnel would adversely affect our ability to introduce our products to the market, generate revenues and profits, and raise additional working capital, and may even force us to suspend our operations and possibly even liquidate our assets and wind-up and dissolve our company

Our success depends to a significant extent on the continued efforts of our research and development and senior management team, which currently is composed of a small number of individuals. The loss of any of these personnel could, in the shorter-term, adversely affect our ability to complete our pending project proposals and introduce burner products using our technologies onto the market and to compete, with consequential delays in our ability to generate revenues and profits;

and raise additional working capital; and in the longer-term, if not satisfactorily replaced, force us to suspend our operations, and possibly even liquidate our assets and wind-up and dissolve our company. Although some of our research and development and senior management team have signed research and development or management services agreements, we cannot give you any assurance that one or more of these employees will not leave our company. We also do not carry key person life insurance on any of our key management personnel.

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

Our inability to effectively manage our growth would adversely affect our ability to introduce our products to the market, generate revenues and profits, and raise additional working capital

Our success will depend upon the rapid expansion of our business. Our inability to effectively manage our growth, or the failure of our new personnel to achieve anticipated performance levels, would adversely affect our ability to complete our pending project proposals and introduce burner products using our technologies onto the market and to compete, with consequential delays in our ability to generate revenues and profits; and raise additional working capital. Expansion will place a significant strain on our financial, management and other resources, and will require us, among other things, to change, expand and improve our operating, managerial and financial systems and controls; improve he coordination between our various corporate functions; and hire additional engineering, sales and marketing, customer service and managerial personnel. We cannot give you any assurance that our efforts to hiring or retain these personnel will be successful, or that we will be able to manage the expansion of our business effectively.

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

Our revenues and profits may be adversely affected by currency fluctuation, regulatory, political and other risks associated with international transactions

We intend to sell our products and technologies internationally as well as to the United States and within Canada. This will subject us to various risks associated with international transactions that may adversely effect our results of operations, including risks associated with fluctuating exchange rates, the regulation by the governments of the United States and Canada as well as foreign governments of fund transfers and export and import duties and tariffs; and political instability. We do not currently engage in activities to mitigate the effects of foreign currency fluctuations, and we anticipate we will be paid in U.S. dollars with respect to any international transactions we may enter into. If earnings from international operations increase, our exposure to fluctuations in foreign currencies may increase, and we may utilize forward exchange rate contracts or engage in other efforts to mitigate foreign currency risks. We can give no you assurance as to the effectiveness of these efforts in limiting any adverse effects of foreign currency fluctuations on our international operations and our overall results of operations.

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

Risks Relating to Our Securities

There is only a limited public market for the common shares on the OTC Bulletin Board and that market is extremely volatile

There is only a limited public market for the common shares on the OTC Bulletin Board, and we cannot give you any assurance that a broader or more active public trading market for the common shares will develop or be sustained, or that current trading levels will be sustained.

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

Because we are a development stage enterprise with a limited operating history and no revenues or profits to date, the market price for the common shares is more volatile than that of a seasoned issuer. Changes in the market price of the common shares, for example, may have no connection with our operating results, financial condition or prospects. No predictions or projections can be made as to what the prevailing market price for the common shares will be at any time, or as to what effect, if any, that the sale of shares or the availability of common shares for sale at any time will have on the prevailing market price.

Sales of substantial amounts of the common shares on the public market, or the perception that substantial sales could occur, could adversely affect the prevailing market prices for those shares and also, to the extent the prevailing market price for the common shares is reduced, adversely impact our ability to raise additional capital in the equity markets. In addition, employees, directors and consultants of Clean Energy currently hold vested options entitling them to acquire 370,000 common shares. Should these persons exercise these options, it is likely they would sell some or all of the underlying common shares on the public markets in order to procure liquidity to pay taxes as well as other reasons they may deem pertinent.

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

You should not expect to receive a liquidation distribution

If you hold common shares and were we to wind-up and dissolve our company and liquidate and distribute our assets, you would share ratably with our other common shareholders in our assets only after we satisfy any amounts we would owe to our creditors and to our preferred shareholders as a liquidation preference. If our liquidation were attributable to our inability to profitably operate our business, then it is likely that we would have material liabilities at the time of liquidation or dissolution. We cannot give you any assurance that sufficient assets will remain available after the payment of our creditors and preferred shareholders to enable you to receive any liquidation distribution with respect to any common shares or other securities of our company you may hold.

Our current principal shareholders will continue to control our company, and will accordingly retain the power to substantially influence corporate actions that conflict with the interests of public shareholders

Our present executive officers and directors will, as a group, hold approximately 51% of our common shares and, as consequence, hold the power to substantially influence corporate actions that conflict with the interests of our public shareholders, including our business expansion or acquisition policies; whether we should raise additional capital through financing or equity sources, and in what amounts; whether we should retain cash reserves for future product development, or distribute them as a dividend, and in what amounts; whether we should sell all or a substantial portion of our assets, or should merge or consolidate with another corporation; and transactions which may cause or prevent a change in control or the winding-up and dissolution of our company.

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

Our right to issue additional capital stock at any time could have an adverse effect on your proportionate ownership and voting rights

Our Certificate of Incorporation currently authorizes us to issue 15,000,000 common shares, and 2,000,000 preferred shares, including 248,999 serial or "blank check" preferred shares that will contain rights, preferences and privileges to be prospectively fixed by our board of directors at the time of issuance-without shareholder consent or approval-based upon any factors our board of directors may deem relevant at that time. Our board of directors and shareholders have also recently approved an increase in our authorized capital to 25,000,000 common shares. It is likely that we will be required to issue a large amount of additional securities to raise capital to further our development and marketing plans, particularly our coal project. If you are a common shareholder, your proportionate ownership and voting rights could be adversely effected by the issuance of additional common, series 'C' convertible or "blank check" preferred shares, depending on their rights, preferences and privileges, including a substantial dilution in your net tangible book value per share. We cannot give you any assurance that we will not issue shares of capital stock under circumstances we may deem appropriate at the time.

A third party acquisition of our company would be difficult due to "anti-takeover" provisions contained in our charter documents and provided for under Delaware corporate law

Some of the provisions contained in our charter documents and Delaware corporate law may discourage transactions involving an actual or potential change in control of our company, and may limit the ability of our shareholders to approve these transactions should they deem them to be in their best interests. For example, our Certificate of Incorporation and Bylaws reserve the right to fill any vacancies in any Non-Series A Director positions exclusively to our Board of Directors; stipulate that our Non-Series A Directors can only be removed for cause; require any action to be taken by our common and series 'B' preferred shareholders to be effected at a duly called annual or special meeting of those shareholders, and prohibit those shareholders from effecting any action by written consent unless approved by a two-thirds affirmative vote of their shares; reserve the right to call special meetings of our common and series 'B' preferred shareholders exclusively to our Board of Directors and designated executive officers; and require any amendments to the preceding provisions to be approved by a two-thirds affirmative vote of our shareholders.

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

Changes In And Disagreements With Accountants
On Accounting And Financial Disclosure

On March 21, 2003, our board replaced Deloitte & Touche LLP ("Deloitte & Touche") as our independent accountants with Staley, Okada & Partners ("Staley Okada"). The change in accountants was instituted solely for cost savings considerations.

Deloitte & Touche audited our consolidated financial statements for our two fiscal years ended December 31, 2001, and its report accompanying the audit for these fiscal years was not qualified or modified as to audit scope or accounting principles and did not contain an adverse opinion or disclaimer of opinion. During these two fiscal years and also during the subsequent period through the date of Deloitte & Touche's replacement, there were: (1) no disagreements between Clean Energy and Deloitte & Touche on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure; (2) no reportable events as such term is defined in Regulation 229.304(a)(1)(v); and (3) no matters identified by Deloitte & Touche involving our internal control structure or operations which was considered to be material weakness.

During our two most recent fiscal years ended December 31, 2001, and also during the subsequent interim period through the date of Deloitte & Touche's resignation, Clean Energy did not consult with Staley Okada regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of opinion that might be rendered regarding our financial statements, nor did we consult with Staley Okada with respect to any accounting disagreement or any reportable event at any time prior to the appointment of that firm.

Directors And Executive Officers

Information relating to our directors and executive officers required under the rules of the SEC will be contained in our definitive proxy statement to be distributed later this year in advance of our Annual Meeting of Shareholders and, pursuant to those rules, that information is hereby incorporated into this annual report by reference.

Executive Compensation

Information relating to executive compensation required under the rules of the SEC will be contained in our definitive proxy statement to be distributed later this year in advance of our Annual Meeting of Shareholders and, pursuant to those rules, that information is hereby incorporated into this annual report by reference.

Ownership Of Our Securities by Beneficial Owners And Management

Information relating to the ownership of our securities by beneficial owners and our management required under the rules of the SEC will be contained in our definitive proxy statement to be distributed later this year in advance of our Annual Meeting of Shareholders and, pursuant to those rules, that information is hereby incorporated into this annual report by reference.

Certain Relationships And Related Transactions

Information relating to certain relationships and related transactions involving our beneficial owners, management and agents required under the rules of the SEC will be contained in our definitive proxy statement to be distributed later this year in advance of our Annual Meeting of Shareholders and, pursuant to those rules, that information is hereby incorporated into this annual report by reference.

Controls And Procedures

Within the ninety days prior to the filing date of this report, our President and Chief Financial Officer, in consultation with our other members of management and advisors as appropriate, carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-14 promulgated under the United States Securities Exchange Act of 1934. Based upon that evaluation, our President and Chief Financial Officer concluded that, as of the date of the evaluation, our disclosure controls and procedures are effective in making known to them on a timely basis material information relating to our company (including consolidated subsidiaries) required to be included in this report. There were no significant changes in our internal controls or in other factors that could significantly affect these controls, known to our President or Chief Financial Officer, subsequent to the date of the evaluation, including any significant deficiencies or material weaknesses that would require corrective action.

Exhibits, Financial Statements, Schedules And Reports On Form 8-K

Consolidated Financial Statements:

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

4.7	Series B Preferred Stock Purchase Agreement dated April 6, 1999 (1)
4.8	Investor Relations and Stock Marketing Advisory Services Agreement dated April 1, 1999, with ABCE Enterprises, Inc. (1)
5	Opinion of legal counsel regarding legality of original issuance of securities being registered (2)
10.1	Pulse Combustion Technology License dated March 5, 1999, with 818879 Alberta, Ltd. (1)
10.2	Diesel Fuel Combustion Technology License dated March 5, 1999, with John D. Chato (1)
10.3	Founding Shareholders Agreement dated March 5, 1999 (see exhibit 4.4) (1)
10.4	Employment Agreement dated March 5, 1999, with John D. Chato (1)
10.5	Employment Agreement dated March 5, 1999, with John P. Thuot (1)
10.6	Employment Agreement dated March 5, 1999, with Barry A. Sheahan (1)
10.7	Employment Agreement dated March 5, 1999, with James V. DeFina (1)
10.8	Promissory Note dated August 10, 1999 in the principal amount of $50,000 between Clean Energy Combustion Systems, Inc., as maker, and R. Dirk Stinson, as holder (2)
10.9	Letter Agreement dated July 27, 2000 with The Rowe Group (3)
10.10	Letter of Intent dated January 15, 2001 with Jie Li International Environmental Technologies Group Ltd. (3)

10.11	Letter of Intent dated May 31, 2000 with the Brownridge Group(5)
10.12	Letter Agreement dated March 20, 2001 with 818879 Alberta Ltd. (3)
23.1	Consent of Independent Auditors (Staley, Okada & Partners)
23.2	Consent of Independent Auditors (Deloitte & Touche LLP)
24	Power of attorney
99.1	Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act
99.2	Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act

    Previously filed by our company as an exhibit to our registration statement on form SB-2 filed on September 30, 1999 (Commission File No. 333-88207)

    Previously filed by our company as an exhibit to pre-effective amendment no. 1 to our registration statement on form SB-2 filed on February 25, 2000

    Previously filed by our company as an exhibit to our annual report on form 10-K for our fiscal year ended December 31, 2000 as filed on April 13, 2001

    Previously filed by our company as an exhibit to post-effective amendment no. 2 to our registration statement on form SB-2 filed on December 6, 2001

    Previously filed by our company as an exhibit to our annual report on form 10-K for our fiscal year ended December 31, 2001 as filed on April 1, 2002

Independent Auditors' Report and Consolidated Financial Statements of:

CLEAN ENERGY COMBUSTION SYSTEMS, INC.

(A Development Stage Enterprise)

December 31, 2002

Independent Auditors' Report

MSI	Staley, Okada & Partners Chartered Accountants	3rd Floor, 10190 152A Street Surrey, BC Canada V3R 1J7 Phone: (604) 585-8300 Fax: (604) 585-8377 info@staleyokada.com www.staleyokada.com

To the Shareholders of Clean Energy Combustion Systems, Inc.:

We have audited the consolidated balance sheet of Clean Energy Combustion Systems, Inc. (a development stage enterprise) as at 31 December 2002 and the consolidated statements of operations, capital deficiency and cash flows for the year then ended.  The prior figures, including the cumulative amounts from 1 January 1999, commencement of the development stage, to 31 December  2002, which are presented for comparative purposes, were audited by another firm of Chartered Accountants, who issued an unqualified audit opinion dated 14 February 2002. These financial statements are the responsibility of the company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the company as at 31 December  2002 and the results of its operations and it's cash flows for the year then ended in accordance with accounting principles generally accepted in the United States of America.

The accompanying financial statements for the year ended 31 December 2002 have been prepared assuming that the company will continue as a going concern.  As discussed in note 1 to the financial statements, the company's recurring losses from operations and lack of liquid assets raise substantial doubt about its ability to continue as a going concern.  Management's plans concerning these matters are also described in note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Surrey, British Columbia, Canada 12 March 2003	/s/ Staley, Okada & Partners Chartered Accountants

Independent Auditors' Report

Deloitte & Touche LLP P.O. Box 49279 Four Bentall Centre 2100 - 1055 Dunsmuir Street Vancouver, British Columbia V7X 1P4 Tel: (604) 669- 4466 Fax: (604) 685- 0395 www.deloitte.ca

To the Shareholders of

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2001 and 2000 and the results of its operations and it's cash flows for the years then ended and for the period January 1, 1999, commencement of the development stage, to December 31, 2001 in accordance with accounting principles generally accepted in the United States of America.

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

/s/  Deloitte & Touche LLP

Chartered Accountants
Vancouver, British Columbia, Canada

February 14, 2002 (except note 15 which is dated March ___, 2003)

CLEAN ENERGY COMBUSTION SYSTEMS, INC.
(a development stage enterprise)
(expressed in U.S. dollars)
CONSOLIDATED BALANCE SHEETS

As at December 31	2002	2001

ASSETS
CURRENT
Prepaid expenses	$ 2,873	$ -

Total current assets	2,873	-
ADVANCES TO AN AFFILIATED COMPANY (note 3)	427,543	370,716
PATENTS	39,327	35,335

TOTAL ASSETS	$ 469,743	$ 406,051

LIABILITIES
CURRENT
Accounts payable	$ 316,948	$ 84,498
Accrued expenses (including accrued interest of $3,123 as of December 31, 2002 and $8,084 as of December 31, 2001-note 4)	48,123	8,084
Advances from related parties (note 4)	52,697	190,729

Total current liabilities	417,768	283,311
PROVISIONS AND LIABILITIES RELATED TO TRANSFER OF OWNERSHIP OF SUBSIDIARY (note 3)	468,177	659,403

TOTAL LIABILITIES AND PROVISIONS	885,945	942,714

Going concern (note 1)
Commitments and contingencies (note 11)
CAPITAL DEFICIENCY
Authorized (note 5):
Preferred stock; par value $0.0001 per share, 2,000,000 shares
Common stock; par value $0.0001 per share, 15,000,000 shares
Issued (note 5):
Series 'A' convertible preferred stock; Liquidation preference $1 per share, or $1,000 total; 1,000 shares issued and outstanding as of December 31, 2002 and December 31, 2001	1	1
Series 'B' convertible preferred stock; Liquidation preference $2 per share, or $483,336 total; 241,668 shares issued and outstanding as of December 31, 2002 and 250,001 shares outstanding as at December 31, 2001	242	250
Common stock; 11,407,269 shares issued and outstanding as of December 31, 2002 and 10,131,694 shares outstanding as of December 31, 2001	1,141	1,013
Additional paid-in capital	2,836,562	1,821,748
Deficiency accumulated during the development stage	(3,254,148)	(2,359,675)

TOTAL CAPITAL DEFICIENCY	(416,202)	(536,663)

TOTAL LIABILITIES AND CAPITAL DEFICIENCY	$ 469,743	$ 406,051

The accompanying notes to consolidated financial statements
are an integral part of these consolidated balance sheets

CLEAN ENERGY COMBUSTION SYSTEMS, INC.
(a development stage enterprise)
(expressed in U.S. dollars)
CONSOLIDATED STATEMENTS OF OPERATIONS

		Twelve Months Ended December 31,		Jan. 1, 1999 to Dec. 31, 2002 (Cumulative)

	2002	2001	2000

ADMINISTRATION AND MARKETING EXPENSES
Accounting	$ 10,586	$ 34,155	$ 12,334	$ 79,151
Administrative wages, benefits and contract fees	110,333	148,994	183,388	600,226
Amortization	-	15,297	20,929	45,027
Communications	6,648	15,547	7,063	36,959
Foreign exchange (gain) loss	(78)	(17,108)	(18,897)	(27,498)
Interest	46,134	17,198	20,797	89,990
Legal and patent maintenance	201,328	45,412	39,250	355,440
Marketing	55,320	73,807	139,048	347,366
Occupancy	-	31,841	36,768	99,829
Office and miscellaneous	7,755	21,154	58,447	102,937
Professional fees	-	9,240	6,732	15,972
Transfer agent fees	1,429	19,902	1,590	35,311

Total administration and marketing	439,455	415,439	507,449	1,780,710

RESEARCH AND DEVELOPMENT EXPENSES
Wages and other direct costs	364,868	290,596	281,321	1,133,207
Overhead	90,150	106,410	119,056	340,231

Total research and development	455,018	397,006	400,377	1,473,438

TOTAL EXPENSES AND NET LOSS FOR THE PERIOD	$ (894,473)	$ (812,445)	$ (907,826)	$ (3,254,148)

BASIC AND DILUTED NET LOSS PER SHARE OF COMMON STOCK (note 2)	$ (0.09)	$ (0.09)	$ (0.09)

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING	10,139,184	10,131,694	10,131,694

The accompanying notes to consolidated financial statements
are an integral part of these consolidated statements of operations

CLEAN ENERGY COMBUSTION SYSTEMS, INC.
(a development stage enterprise)
(expressed in U.S. dollars)
CONSOLIDATED STATEMENTS OF CAPITAL DEFICIENCY

	Series 'A' Preferred Stock		Series 'B' Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated During The Development Stage

	Shares	Amount	Shares	Amount	Shares	Amount		Period	Cumulative

Issued on incorporation	1,000	$ 1	-	$ -	9,643,750	$ 964	$ 535	$ -	$ 1,500
Private placement	-	-	250,001	250	-	-	499,752	-	500,002
Vesting of previously issued but unexercised warrants granted to consultant (note 7)	-	-	-	-	-	-	2,000	-	2,000
Net loss for the period ended December 31, 1999	-	-	-	-	-	-	-	(639,404)	(639,404)

Balance, December 31, 1999	1,000	1	250,001	250	9,643,750	964	502,287	(639,404)	(135,902)

Vesting of previously issued but unexercised warrants granted to consultant (note 7)	-	-	-	-	-	-	18,500	-	18,500
Issued on conversion of promissory note	-	-	-	-	487,944	49	975,838	-	975,887
Net loss for the year ended December 31, 2000	-	-	-	-	-	-	-	(907,826)	(907,826)

Balance, December 31, 2000	1,000	1	250,001	250	10,131,694	1,013	1,496,625	(1,547,230)	(49,341)

Vesting of previously issued but unexercised warrants granted to consultant (note 7)	-	-	-	-	-	-	30,601	-	30,601
Disposition of subsidiary (note 3)	-	-	-	-	-	-	294,522	-	294,522
Net loss for the year ended December 31, 2001	-	-	-	-	-	-	-	(812,445)	(812,445)

Balance, December 31, 2001	1,000	1	250,001	250	10,131,694	1,013	1,821,748	(2,359,675)	(536,663)

Conversion of series 'B' convertible preferred stock into common stock	-	-	(8,333)	(8)	8,333	1	7	-	-
Conversion of loans and other debt to common stock	-	-	-	-	1,267,242	127	823,581	-	823,708
Reduction of provision for liability related to transfer of subsidiary (note 3)	-	-	-	-	-	-	191,226	-	191,226
Net loss for the year ended December 31, 2002	-	-	-	-	-	-	-	(894,473)	(894,473)

Balance, December 31, 2002	1,000	$ 1	241,668	$ 242	11,407,269	$ 1,141	$ 2,836,562	$ (3,254,148)	$ (416,202)

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements of capital deficiency

CLEAN ENERGY COMBUSTION SYSTEMS, INC.
(a development stage enterprise)
(expressed in U.S. dollars)
CONSOLIDATED STATEMENTS OF CASH FLOW

		December 31,		Jan. 1, 1999 to Dec. 31, 2002 (Cumulative)

	2002	2001	2000

OPERATING ACTIVITIES
Total expenses and net loss	$ (894,473)	$ (812,445)	$ (907,826)	$ (3,062,922)
Adjustments to reconcile total expenses and net loss to net cash utilized in operating activities:
Amortization	-	15,297	20,929	45,027
Non-cash consulting expense	-	30,601	18,500	51,101
Change in operating assets and liabilities:
Accounts receivable and prepaid expenses	(2,873)	13,803	(10,861)	(21,192)
Accounts payable	407,400	377,089	168,521	976,307
Accrued liabilities	90,683	136,475	(8,124)	230,492
Payroll taxes	-	(27,293)	15,673	-

Net cash used in operating activities	(399,263)	(266,473)	(703,188)	(1,972,413)

INVESTING ACTIVITIES
Proceeds from sale of short-term investment	-	13,338	(3,338)	-
Additions to patents	(3,992)	(10,160)	(13,748)	(39,327)
Purchase of property and equipment	-	(805)	(39,756)	(92,791)

Net cash provided by (used in) investing activities	(3,992)	322	(56,842)	(132,118)

FINANCING ACTIVITIES
Advances from (to) an affiliated company	32,136	2,977	1,696	(15,705)
Advances from (to) shareholders (note 4)	-	261,052	(228,556)	273,779
Advances from (to) related parties	371,119	-	(13,289)	371,119
Net proceeds from disposal of subsidiary	-	(2,051)	-	(2,051)
Proceeds from issue of common stock	-	-	975,887	976,887
Proceeds from issue of series 'A' convertible preferred stock	-	-	-	500
Proceeds from issue of series 'B' convertible preferred stock	-	-	-	500,002

Net cash provided by financing activities	403,255	264,029	735,738	2,104,531

NET DECREASE IN CASH AND CASH EQUIVALENTS	-	(2,122)	(24,292)	-
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	-	2,122	26,414	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ -	$ -	$ 2,122	$ -

SUPPLEMENTAL SCHEDULE OF INTEREST AND INCOME TAXES PAID

Interest paid for the years ended December 31, 2002, December 31, 2001 and December 31, 2000 and the cumulative period ended December 31, 2002 was $46,134, $17,198, $20,797 and $89,990, respectively, and income taxes paid for each of the years ended December 31, 2002, December 31, 2001 and December 31, 2000 and the cumulative period ended December 31, 2002 was $0.

NON-CASH INVESTING AND FINANCING ACTIVITIES

During the year ended December 31, 2002, (i) amounts totaling $823,708 outstanding with respect to wages, loans, interest thereon and other payables owed to officers, directors, employees, shareholders and other creditors were converted into 1,267,242 common shares, and (ii) 8,333 series "B" preferred shares were converted into 8,333 common shares.
During the year ended December 31, 2001, 75,000 series 'B' preferred shares were converted into 75,000 common shares.
During the year ended December 31, 2000, principal and interest in the amount of $975,887 on a loan payable to a significant shareholder was converted into 487,944 common shares.

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements of cash flows

CLEAN ENERGY COMBUSTION SYSTEMS, INC.
(a development stage enterprise)
(expressed in U.S. dollars)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      Nature Of Business; Organization And Operations; Going Concern

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

  Clean Energy was formed for the specific purpose of acquiring exclusive world-wide license rights entitling us to design, engineer, manufacture, market, distribute, license and otherwise commercially exploit "burner" technologies, including our patented pulse blade combustion or "PBC" technology for which we hold a license from one of our founding shareholders, Ravenscraig Properties Limited ("Ravenscraig Properties").

  Our objective is to enter into licensing, royalty, joint venture, or manufacturing agreements with established national and international heat transfer industry manufacturers.

  Since we have not generated operating revenues to date, we should be considered a development stage enterprise. As of December 31, 2002, we have incurred losses from inception totalling $3,254,148, have a working capital deficiency of $414,895, and do not currently have the financial resources to complete our business plan. Our ability to continue as a going concern will be dependent upon our ability to attain future profitable operations and to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. External financing, predominately in the short-term by loans from affiliated parties and in the longer-term through the issuance of equity or debt will be sought to finance development of our products; however, there can be no assurance that sufficient funds will be raised.  These factors, among others, indicate that we may be unable to continue as a going concern for a reasonable period of time.

  In the event that we are unable to generate sufficient capital to meet our current operating expenses, Clean Energy will be required to reevaluate our planned expenditures and allocate our total resources in such manner as our board of directors and management deem to be in our best interest. This may result in a substantial reduction of the scope of our existing and planned operations.

  Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or the amount and classifications of liabilities that might be necessary, should we be unable to continue as a going concern.

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

  2.      Significant Accounting Policies

  Basis Of Presentation

  We prepared these consolidated financial statements in conformity with accounting principles generally accepted in the United States.

CLEAN ENERGY COMBUSTION SYSTEMS, INC.
(a development stage enterprise)
(expressed in U.S. dollars)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidation

  We have consolidated the accounts of our wholly-owned subsidiary, Clean Energy USA Inc. ("Clean Energy USA") with those of Clean Energy.   We have also consolidated the accounts of our former wholly-owned subsidiary, Clean Energy Technologies (Canada) Inc. ("Clean Energy Technologies"), up to the date of its disposal on December 31, 2001. All significant intercompany balances and transactions between Clean Energy and Clean Energy USA were eliminated as a consequence of the consolidation process.  All significant intercompany balances and transactions between Clean Energy and Clean Energy Technologies up to the date of its disposal were eliminated as a consequence of the consolidation process.  Results of consolidated operations for the periods ended after December 31, 2001 included in these consolidated financial statements may not be comparable to results for the corresponding periods ended December 31, 2001 due to the divestiture of Clean Energy Technologies.  However, Clean Energy Technologies continues to provide research and development services to our company on a contractual basis since January 1, 2002. See note 3.

  Reclassifications

  Certain items in our prior year's consolidated financial statements have been reclassified to conform to our current year's consolidated financial statement presentation.

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

  Estimates And Assumptions

  The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of these consolidated financial statements and the reported amount of revenues and expenses during the reporting periods. Actual results may differ from those estimates.

  Cash And Cash Equivalents

  Cash and cash equivalents consist of cash on hand, funds on deposit and short-term investments with an original maturity of ninety days or less. Clean Energy holds no cash or cash equivalents at the date of these financial statements.

CLEAN ENERGY COMBUSTION SYSTEMS, INC.
(a development stage enterprise)
(expressed in U.S. dollars)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Short-Term Investments

Short-term investments consist of term deposits with a one-year maturity. These investments are cashable and can be drawn on at any time. Clean Energy holds no short-term investments at the date of these financial statements.

Patents

  Costs related to the acquisition of patents are capitalized in the accounts and, upon production of revenues, will be amortized on a straight-line basis, commencing upon the production of revenues from the patent, over the shorter of the duration of the patent, which is twenty years, or the estimated life of the technology. As we have not commenced production of revenues to date, no amortization has been recorded in these consolidated financial statements.  The costs of servicing our patents are expensed as incurred. Clean Energy assesses potential impairment of patents by measuring the expected net recovery based on cash flows from products based on these rights on an annual basis. These capitalized costs are valued at the lower of amortized cost and net recoverable amount.

  Property And Equipment

  We have historically stated property and equipment at cost, and then recorded amortization on these assets on a straight-line basis over their respective estimated service lives. As a consequence of the divestiture of Clean Energy Technologies on December 31, 2001, Clean Energy holds no property or equipment at the date of these financials statements.  All property and equipment used by Clean Energy is leased from Clean Energy Technologies as part of an overhead charge.  See note 3.

  Research And Development

  Research and development costs are expensed as incurred.

  Marketing Costs

  Marketing costs, including advertising costs, are expensed as incurred.

  Income Taxes

  Current income tax expense, if any, is the amount of income taxes expected to be payable for the current year.  A deferred tax asset and/or liability is computed for both the expected future impact of differences between the financial statement and tax bases of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards.  Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be 'more likely than not' realized in future tax returns.  Tax rate changes are reflected in income in the period such changes are enacted.

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

Stock-Based Compensation

We have adopted the disclosure-only provisions of Statement of Financial Accounting Standards Statement ("SFAS") No. 123, Accounting For Stock Based Compensation,  issued by the Financial Accounting Standards Board ("FASB"), and the subsequent amendment of SFAS No. 148, Accounting for Stock Based Compensation-Transition and Disclosure, while  following Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees", ("APB 25"), and related interpretations, in accounting for the grant of common share purchase options to our employees and directors.   Under APB 25, companies are not required to record any compensation expense relating to the grant of options to employees or directors where the awards are granted upon fixed terms with an exercise price equal to fair value and the only condition of exercise is continued employment. See note 6.

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

  Recent Adopted Accounting Standards

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

  In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. Among other things, SFAS No. 145 rescinds both SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and the amendment to SFAS No 4, SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. Through this rescission, SFAS No. 145 eliminates the requirement (in both SFAS No. 4 and SFAS No. 64) that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. Generally, SFAS No. 145 is effective for transactions occurring after May 15, 2002. The adoption of SFAS No. 145 did not have a significant impact on our consolidated financial position or results of operations.

  In October 2002, the FASB issued SFAS No. 147, Acquisitions of Certain Financial Institutions.  SFAS No. 147 requires that acquisitions of financial institutions be accounted in accordance with SFAS Nos. 141 and 142, and put any intangible asset therefrom under the guidance of SFAS No. 144.  We adopted SFAS No. 147 in the fourth quarter of 2002 on a prospective basis.  The adoption of SFAS No. 147 did not have a significant impact on our consolidated financial position or results of operations.

  In December 2002, the FASB issued SFAS No. 148, Accounting for Stock Based Compensation - Transition and Disclosure.  SFAS No. 148 amends SFAS No. 123, Accounting for Stock Based Compensation, to provide methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation, as well as requiring prominent disclosure about the method and effect of accounting for stock-based compensation.  We adopted SFAS No. 148 in the fourth quarter of 2002 on a prospective basis.  The adoption of SFAS No. 148 did not have a significant impact on our consolidated financial position or results of operations.

  Recent Issued Accounting Standards Not Yet Adopted

  In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligation. SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS No. 143 will be effective for exit or disposal activities initiated after December 31, 2002. We do not anticipate that our adoption of SFAS No. 146 will have a material impact on our consolidated financial position or results of operations. We do not anticipate that our adoption of SFAS No. 143, as required on January 1, 2003, will have a material impact on our consolidated financial position or results of operations.

  In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires that the liability for a cost associated with an exit or disposal activity be recognized at its fair value when the liability is incurred. Under previous guidance, a liability for certain exit costs was recognized at the date that management committed to an exit plan, which was generally before

CLEAN ENERGY COMBUSTION SYSTEMS, INC.
(a development stage enterprise)
(expressed in U.S. dollars)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the actual liability has been incurred. SFAS No. 146 will be effective for exit or disposal activities initiated after December 31, 2002. We do not anticipate that our adoption of SFAS No. 146, as required on January 1, 2003, will have a material impact on our consolidated financial position or results of operations.

3.      Disposition Of Subsidiary Company

On December 31, 2001, we sold all of the shares of Clean Energy Technologies to one of our principal shareholders and directors as of that date, Mr. John D. Chato, for proceeds of $1. We have recorded increases to additional paid-in capital in connection with this transaction, calculated as follows:

Proceeds from disposition	$ 1
Net liabilities of Clean Energy Technologies on date of disposition	2,095,253
Offset of provisions and liabilities related to transfer of ownership	(659,403)
Offset against amount due from Clean Energy Technologies related to research and development charges	(1,141,328)

Net increase in additional paid-in capital	$ 294,52

Effective January 1, 2002 pursuant to a letter of intent,, Clean Energy Technologies commenced invoicing our remaining subsidiary, Clean Energy USA, pursuant to a research and development contract which allows Clean Energy Technologies to invoice pre-approved research and development costs, related overhead and a 10% mark-up. The purpose of entering into a research and development arrangement with Clean Energy Technologies on the noted arms-length basis was to preserve our ability to indirectly benefit from certain grants and tax-incentive programs offered in both the United States and Canada, which we could not otherwise directly utilize by reason of our becoming a public company.  No pro forma disclosure has been provided, as Clean Energy continued to incur research and development expenditures through our contract with Clean Energy Technologies, resulting in no significant change to our operating expenses.

At the date of that transaction, December 31, 2001, we made provisions and allowances of $659,403 related to amounts advanced to Clean Energy Technologies and amounts payable by Clean Energy Technologies which we may have to satisfy. During the current year, the advances increased by a net amount of $56,827, while the obligations decreased by $248,053. The net of these amounts, a decrease of $191,226, has been credited to additional paid-in capital as a reduction of provision for liabilities related to the transfer of subsidiary.

  Details of provisions and liabilities related to transfer of ownership of subsidiary are as follows:

	December 30, 2002	December 31, 2001

Valuation allowance related to advances to an affiliated company	$ 427,543	$ 370,716
Liabilities related to transfer of ownership	40,634	288,687

	$ 468,177	$ 659,403

CLEAN ENERGY COMBUSTION SYSTEMS, INC.
(a development stage enterprise)
(expressed in U.S. dollars)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  As at December 31, 2002 and December 31, 2001, we had advanced $427,543 (CDN $667,872) and $370,716 (CDN $590,476), respectively, to Clean Energy Technologies. These advances are non-interest bearing, are repayable in Canadian dollars and have no specific terms of repayment.

  As the repayment of these advances is primarily dependant upon Clean Energy acquiring sufficient funding to honor our research and development contract with Clean Energy Technologies, a valuation allowance equal to the full amount of the advances has been set up and the net gain on disposition of Clean Energy Technologies was reduced accordingly. This allowance has been increased to reflect the net increase in advances in the current period.

   4.      Advances From Related Parties

  Summarized below are our advances and borrowing from related parties as of December 31, 2002 and December 31, 2001:
	December 30, 2002	December 31, 2001

Advances from officers, directors and principal shareholders	$ -	$ 190,729
Advances from minority shareholders	52,697	-

Total	$ 52,697	$ 190,72

  The advances from officers, directors and principal shareholders reflected in the December 31, 2001 balances include advances from the following: Mr. R. Dirk Stinson, a director and the current President of Clean Energy and an indirect principal shareholder of Clean Energy through Ravenscraig Properties; McSheahan Enterprises Ltd., ("McSheahan Enterprises") a principal corporate shareholder of Clean Energy that is owned and controlled by Barry A. Sheahan, an executive officer and a director of Clean Energy; JPT 2 Holdings Ltd. ("JPT 2 Holdings"), a principal corporate shareholder of Clean Energy that is owned and controlled by John P. Thuot, a director of Clean Energy and its past President; and John D. Chato, past Chairman of our board of directors and an indirect principal shareholder of Clean Energy through J9 Enterprises Ltd. These advances were unsecured, bore interest at the rate of 8.75% per annum, were repayable in Canadian dollars, and had no specific terms of repayment. During the year ended December 31, 2002, these advances, together with additional advances from these parties and amounts payable to other creditors, were converted to common shares of the company at a conversion rate of $0.65 per share (CDN$1 per share), resulting in a reduction in capital deficiency of $823,708 (see note 11). The share certificates related to these share for debt settlement transactions were issued in March 2003.

  The majority of advances from minority shareholders bear no interest and have no specific terms of repayment. Interest of $3,123 as at December 30, 2002 has been accrued.

  Share Capital

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

  During the year ended December 31, 2002, one of our shareholders converted 8,333 series 'B' preferred shares to common shares, leaving 241,668 series 'B' preferred shares issued and outstanding at December 31, 2002.

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

During the period ended December 31, 1999, we designated 500,000 preferred shares as series 'C' preferred stock. No series 'C' preferred shares have been issued to date.

Common Stock

During 2001, our board of directors authorized the creation of an additional 10,000,000 common shares, which will increase our total authorized common shares to 25,000,000 shares upon our filing of an amendment to our certificate of incorporation. To date, we have not filed the necessary amendment to institute this action.

  Employee And Director Stock Options

  Summary of Grants Under Plans

  Through December 31, 2002, the only stock plan pursuant to which Clean Energy has made grants to employees and directors of our company has been the 1999 Clean Energy Combustion Systems, Inc. Stock Plan (the "1999 Plan"), pursuant to which 1,000,000 common shares are reserved for issuance to directors, employees and consultants in the form of stock options or outright stock grants. We have

Summarized below all stock option grants under this plan for our three fiscal years ended December 31, 2002. There were no grants of any awards other than stock options under the 1999 Plan during this period.

	2002		2001		2000

Common Share Purchase Options	Common Shares Under Options	Weighted Average Exercise Price	Common Shares Under Options	Weighted Average Exercise Price	Common Shares Under Options	Weighted Average Exercise Price

Outstanding at beginning of year	619,305	$ 2.16	380,000	$ 2.00	320,000	$ 2.00
Granted	80,000	$ 2.00	239,305	$ 2.42	60,000	$ 2.00
Exercised	-	-	-	-	-	-
Cancelled or lapsed	(61,305)	$ 3.00	-	-	-	-

Outstanding at end of year	638,000	$ 2.06	619,305	$ 2.16	380,000	$ 2.00

Exercisable at end of year	370,000		186,000		64,000

Available for grant at end of year	362,000		380,695		620,000

CLEAN ENERGY COMBUSTION SYSTEMS, INC.
(a development stage enterprise)
(expressed in U.S. dollars)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We have summarized below all outstanding options under the 1999 Plan as of December 31, 2002:

			As of December 31, 2002
Type Of Option	Grant Dates	Exercise Prices
			Outstanding	Vested

Options granted to directors	1-20-01 to 3-15-02	$ 2.00	240,000	100,000
Options granted to executive officers(1)	3-5-99 to 12-1-02	$ 2.00	298,000	194,000
Options granted to employees	3-5-99 to 2-8-01	$ 2.00 to $ 3.00	100,000	76,000

			638,000	370,00

The director options outstanding as of December 31, 2002 generally vest one-third each on the first through third anniversaries of the grant date, respectively, based upon the continued provision of services as a director. Except for options issued under management service agreements described below, the executive officer and employee options outstanding as of December 31, 2002 generally vest over five years from the grant date, based upon the continued provision of services as an executive officer or employee, although some employee options provide for one-year vesting. The exercise prices for the options, which range from $2 to $3, were fixed before Clean Energy's common shares were publicly traded, and were based upon the prior sales price for convertible series 'B' preferred shares to non-related parties. All of the director, executive officer and employee options generally lapse, if unexercised, five years from the date of vesting.

  Effective April 1, 2001 Clean Energy entered into annually-renewable management services agreements with JPT 2 Holdings and McSheahan Enterprises, personal service corporations controlled by Messrs. John P. Thuot and Barry A. Sheahan, respectively, pursuant to which Mr. Thuot provided management services as President to Clean Energy and Mr. Sheahan provided management services as Chief Financial Officer of Clean Energy, respectively. Under these agreements, each corporation was granted options to purchase 1,000 common shares at an exercise price of $2 per share for each month of service provided by the executive officer. These options expire five years subsequent to their date of grant.

Compensation Expense Associated With Grant Of Options

  Pursuant to APB 25, we have not recorded any compensation expense relating to the grant of these common share purchase options for any period in these consolidated financial statements insofar as the exercise price for all of these options equaled or exceeded the fair value of the underlying common shares on the effective date of grant. See note 2. Had we elected to follow the alternative fair value accounting provided for under SFAS No. 123, "Accounting for Stock-Based Compensation", we would have recorded additional compensation costs of approximately $25,481, $54,690 and $28,974 for the twelve-month periods ended December 31, 2002, December 31, 2001 and December 31 2000 respectively. These amounts were determined using an option pricing model assuming no dividends are to be paid, an average vesting period of five years, a weighted average annualized volatility of our share price of 81% (2001 and 2002 - 0%) and a weighted average annualized risk free interest rate at 4.61% (2001 and 2002 - 5.25%)

CLEAN ENERGY COMBUSTION SYSTEMS, INC.
(a development stage enterprise)
(expressed in U.S. dollars)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Summarized below is pro forma financial information for the three twelve-month periods ended December 31, 2002 which presents the net loss for the period and loss per common share for the period calculated in accordance with SFAS No. 123:

December 31	2002	2001	2000

Net loss for the period as reported	$ (894,473)	$ (812,445)	$ (907,826)

Compensation expense computed under SFAS No. 123	(25,481)	(54,690)	(28,974)
Pro forma net loss for the period	$ (919,954)	$ (867,135)	$ (936,800)

Pro forma basic and diluted loss per common share	$ (0.09)	$ (0.09)	$ (0.09)

  Common Share Purchase Warrants

  During 1999, we issued 36,000 stand-alone common share purchase warrants as additional consideration pursuant to a public relations services agreement pursuant to which the holder is given the right to purchase 36,000 common shares at $2 per share. The right to exercise these warrants vests in equal monthly instalments over a twenty-four month period, and each instalments lapses five years after date of vesting. As at December 31, 2002, all of the 36,000 shares have vested and none have been exercised.

  During 2000, we also issued 200,000 stand-alone share purchase warrants as additional consideration pursuant to an investors and media relations services agreement pursuant to which the holder is given the right to purchase 200,000 common shares at prices between $2 to $5 per share. The right to exercise these warrants vests in equal quarterly instalments over a twelve-month period commencing July 27, 2000, and each instalment lapses twelve months after date of vesting. As at December 31, 2002, all 200,000 warrants vested and lapsed, and none of the warrants were exercised.

  During 2002, we issued 36,000 stand-alone common share purchase warrants as additional consideration pursuant to a public relations services agreement pursuant to which the holder is given the right to purchase 36,000 common shares at $2 per share. The right to exercise these warrants vests in equal monthly instalments over a twelve month period, and each instalments lapses five years after date of vesting. As at December 31, 2002, 24,000 of the 36,000 shares have vested and none have been exercised.

Pursuant to the fair value method of accounting, we recorded compensation expense of $0 and $30,601and $18,500 for the years ended December 31, 2002, 2001 and 2000 respectively, in connection with the grant and vesting of these warrants. These amounts were determined using an option pricing model which assumes no dividends are to be paid, a two-year vesting period, a weighted average annualized volatility of our share price of 20%, and a weighted average annualized risk free interest rate at 5.25%.
  Income Taxes

  As at December 31, 2002, we had net operating loss carry forwards available to reduce our taxable income in future years by the amount of approximately $2,300,000. At the statutory rate of 34%, this net operating loss represents a potential non-current income tax asset of $782,000.

CLEAN ENERGY COMBUSTION SYSTEMS, INC.
(a development stage enterprise)
(expressed in U.S. dollars)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  We had no other significant temporary or permanent timing differences. The tax asset relating to operating losses incurred through December 31, 2002, has been fully offset by a valuation allowance.  The valuation allowance increased by $122,000 during the year.

  Related Party Transactions

Related party transactions and balances not disclosed elsewhere in these financial statements are as follows:

  On September 13, 2002 we entered into an agreement with one of our shareholders, Ravenscraig Properties Ltd., a corporation owned and controlled by Mr. R. Dirk Stinson, our President and Chief Executive Officer and one of our directors, to convert $444,585 in loans and other amounts payable to that corporation into 683,976 common shares at the conversion rate of $0.65 (CDN $1) per share.

  On September 13, 2002 we entered into an agreement with Mr. John D. Chato, a past director and principal shareholder through his wholly-owned and controlled personal service company J9 Holdings Ltd., to convert $87,544 of wages payable to him and accrued interest thereon into 134,683 common shares at the conversion rate of $0.65 (CDN $1) per share.

  On September 13, 2002 we entered into an agreement with another of our shareholders, JPT 2 Holdings, a personal service corporation owned and controlled by Mr. John P. Thuot, a director and past executive officer, to convert $34,138 of fees and interest thereon payable to that corporation with respect to management services provided by Mr. Thuot under a management services agreement with that corporation, into 52,520 common shares at the conversion rate of $0.65 (CDN $1) per share.

  On September 13, 2002 we entered into an agreement with another of our shareholders, McSheahan Enterprises, a personal service corporation owned and controlled by Mr. Barry A. Sheahan, our Chief Financial Officer and a director, to convert $34,138 of fees and interest thereon payable to that corporation with respect to management services provided by Mr. Sheahan under a management services agreement with that corporation, into 52,520 common shares at the conversion rate of $0.65 (CDN $1) per share.

  On September 13, 2002 we entered into an agreement with another of our shareholders and a director, Mr. L. Clive Boulton, to convert $10,346 in loans and interest thereon payable to Mr. Boulton into 15,917 common shares at the conversion rate of $0.65 (CDN $1) per share.

  On September 13, 2002 we entered into an agreement with BO Gas Limited, a corporation with common directors and shareholders, to convert $14,407 in loans and interest thereon payable to that corporation into 22,165 common shares at the conversion rate of $0.65 (CDN $1) per share.

  On September 13, 2002 we entered into an agreement with a relative of Mr. Barry A. Sheahan, our Chief Financial Officer and a director, to convert $128,502 in loans and interest thereon payable to that relative into 197,695 common shares at the conversion rate of $0.65 (CDN $1) per share.

The foregoing settlements arose in conjunction with the listing of our common shares on the OTC Bulletin Board as of May 16, 2002, and the pre-existing rights of Ravenscraig, JPT 2 Holdings and McSheahan Enterprises to convert their indebtedness into common shares. Specifically, these parties each had the right under various agreements they had previously entered into with Clean Energy to convert their

CLEAN ENERGY COMBUSTION SYSTEMS, INC.
(a development stage enterprise)
(expressed in U.S. dollars)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

indebtedness into common shares on or after July 16, 2002 (two months after the date of commencement of trading on the OTC Bulletin Board) at a conversion rate equal to 80% of the average market trading price for the twenty business days prior to conversion, but not to exceed $2 per share. The conversion rate under that formula would have been approximately $0.20 per share, however, these parties, together with the other related parties named above and other consenting creditors, agreed on a collective basis to convert their indebtedness into common shares at the much less favorable rate of $0.65 per share. The foregoing shares were issued by Clean Energy in March 2003.

In addition to the amounts of indebtedness settled above, there remain at December 31, 2002, unpaid fees to HMJ Corporation (a personal service corporation owned by one of our directors, Dr. William D. Jackson), JPT 2 Holdings Ltd. and McSheahan Enterprises Ltd. in the amounts of $25,328, $23,279 and $30,091 respectively.
  Financial Instruments

Our financial instruments consist of accounts payable, accrued liabilities, advances to an affiliated company and advances from related parties. The fair value of these financial instruments approximates our carrying values due to the short-term maturity of these financial instruments and similarity to current market rates.

  It is management's opinion that Clean Energy is not exposed to significant interest, currency or credit risks arising from these financial instruments.

  Other Commitments And Contingencies

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

  Effective April 1, 2001 Clean Energy entered into management services agreements with JPT 2 Holdings and McSheahan Enterprises, personal service corporations controlled by Messrs. John P. Thuot and Barry A. Sheahan, respectively, pursuant to which Mr. Thuot provided management services as President to Clean Energy and Mr. Sheahan provided management services as Chief Executive Officer of Clean Energy, respectively. Each agreement has a one-year initial term, renews automatically for successive one-year terms, and replaces a prior employment agreement with the named executive officer. Under the initial agreement, Clean Energy agreed to pay each corporation CDN $8,000 per month for the provision of management services by the executive officer, and to grant options to purchase 1,000 common shares at an exercise price of $2 per share for each month of service by the executive officer. These options expire five years subsequent to their date of grant. Both agreements were renewed on April 1, 2002, with the payment increased to CDN $8,333 per month. Effective September 1, 2002, the agreement with JPT 2 Holdings was amended to reduce the payment under that agreement to CDN $3,000 per month, and to terminate the grant of options effective August 2, 2002.

  We have entered into a consulting agreement with the HMJ Corporation, a company owned and controlled by Dr. William D. Jackson, a director of our company. The agreement obligates HMJ Corporation to provide the services of Dr. Jackson for a stipulated number of hours monthly and requires Clean Energy to pay a monthly retainer of $5,000, and to reimburse Dr. Jackson for out-of-pocket travel costs. This agreement commenced April 2001 and expired December 31, 2002. A renewal of the agreement is currently under review with Dr. Jackson.

  We have entered into a consulting agreement with an engineer with respect to our residential hot water heater project to provide a stipulated number of hours monthly. The agreement requires Clean Energy to pay a monthly retainer of $2,000, plus reimbursement for out-of-pocket travel costs.  The agreement is renewable annually unless terminated and may be cancelled upon sixty days written notice.

  We have entered into a public relations services agreement whereby Clean Energy was obligated to pay a monthly fee of CDN $6,000 for a period of thirty-six months, commencing April 1999. Either party can terminate the agreement after one year. In April 2001, the parties agreed to extend the original agreement for a further twelve months, with a reduced monthly fee of CDN $3,000.

  We have entered into an investor relations and communications services agreement whereby Clean Energy is obligated to pay a monthly fee of CDN $2,250 for a one-year period, commencing June 2001. The agreement is renewable annually unless terminated and may be cancelled upon sixty days written notice.

  Subsequent Events

On March 14, 2003, Ravenscraig Properties, the licensor of our pulse combustion technology, waived the right contained in its license agreement to terminate the license if we do not obtain a listing of our common shares on The New York Stock Exchange, The American Stock Exchange or Nasdaq by March 5, 2004.

Effective January 1, 2003, Clean Energy terminated our research and development agreement with Clean Energy Technologies.  Also effective January 1, 2003, Clean Energy entered into a research and development agreement with McSheahan Enterprises, a personal service corporation owned and controlled by Mr. Barry A. Sheahan, our Chief Financial Officer and a director.  Subsequent to that date, Clean Energy Technologies transferred its property and equipment and assigned its leasehold interests to McSheahan Enterprises, while McSheahan Enterprises assumed certain liabilities of Clean Energy Technologies.  Pursuant to the research and development agreement, McSheahan Enterprises commenced invoicing our remaining subsidiary, Clean Energy USA, for pre-approved research and development costs incurred on or after January 1, 2003,  together with related overhead and a 10% mark-up.  The purpose of entering into a research and development arrangement with McSheahan Enterprises on the noted arms-length basis was to preserve our ability to indirectly benefit from certain grants and tax-incentive programs offered in both the United States and Canada, which we could not otherwise directly utilize by reason of our becoming a public company whose stock was publicly traded.

Signatures Of Executive Officers

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this annual report on form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 2003.

Burnaby, British Columbia, Canada

CLEAN ENERGY COMBUSTION SYSTEMS, INC., a Delaware corporation
By: /s/ R. Dirk Stinson R. Dirk Stinson, President (principal executive officer)
By: /s/ Barry A. Sheahan Barry A. Sheahan, C.A. Chief Financial Officer (principal accounting and financial officer)

Signatures Of Board Of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on form 10-K has been signed below by the following persons on behalf of the registrant on March 31, 2003, and in the capacities indicated.
By: /s/ R. Dirk Stinson* R. Dirk Stinson	President (principal executive officer) and Director
By: /s/ Barry A. Sheahan Barry A. Sheahan, C.A.	Chief Financial Officer (principal accounting and financial officer) and Secretary
By: /s/ John P. Thuot* John P. Thuot	Director
By: /s/ L. Clive Boulton* L. Clive Boulton	Director
By: /s/ William D. Jackson* William D. Jackson	Director
By: /s/ John L. Howard* John L. Howard	Director
By: /s/ R. Dirk Stinson* R. Dirk Stinson (Attorney in Fact)

Certification Of Principal Executive Officer

I, R. Dirk Stinson, certify that:

  I have reviewed this annual report on form 10-K of Clean Energy Combustion Systems, Inc.;

  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 promulgated under the United States Securities Exchange Act of 1934) for the registrant and we have:

    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003	By: /s/ R. Dirk Stinson
R. Dirk Stinson President (principal executive officer)

Certification Of Principal Accounting And Financial Officer

I, Barry A. Sheahan, C.A., certify that:

  I have reviewed this annual report on form 10-K of Clean Energy Combustion Systems, Inc.;

  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 promulgated under the United States Securities Exchange Act of 1934) for the registrant and we have:

    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003	By: /s/ Barry A. Sheahan
Barry A. Sheahan, C.A. Chief Financial Officer (principal accounting and financial officer)