Form 10-Q
period 2003-03-31
CLEAN ENERGY COMBUSTION SYSTEMS INC
filed 2003-05-15
CIK 1096013

Securities And Exchange Commission
Washington, D.C. 20549

_________________

FORM 10-Q

_________________

(Mark One)
[ x ]	Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934 For The Three-Month Period Ended March 30, 2003; Or
[ ]	Transition Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934 For The Transition Period From ________ To _______

Commission File No. 333-88207

CLEAN ENERGY COMBUSTION SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	98-0211550 (I.R.S. Employer Identification No.)

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

11,407,269 shares of common stock, par value $0.0001 per share, as of May 14, 2003

INTRODUCTORY NOTES

The information in this quarterly report is current as of the date of this quarterly report (May 14, 2003), unless an earlier date is specified. We conduct our transactions in the currency of both the United States and Canada, although we consider the United States dollar to be our functional and reporting currency. All references to "dollars" in this quarterly report refer to United States or U.S. dollars unless specific reference is made to Canadian or CDN dollars. For information relative to rates of exchange and currency conversion, see that section contained in explanatory note 2 to our interim consolidated financial statements included in this quarterly report captioned "Foreign Currency Translation".

We prepare our interim consolidated financial statements in accordance with United States generally accepted accounting principles. Our consolidated financial condition and results of operations for the three-month interim period ended March 31, 2003 are not necessarily indicative of our prospective consolidated financial condition and results of operations for the full fiscal year ended December 31, 2003. The interim consolidated financial statements presented in this quarterly report as well as other information relating to our company contained in this quarterly report should be read in conjunction with the annual consolidated financial statements and more detailed background information relating to our company and our business contained in our annual report on form 10-K for our fiscal year ended December 31, 2002.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

In this quarterly report we make a number of statements, referred to as "forward-looking statements", which are intended to convey our expectations or predictions regarding the occurrence of possible future events or the existence of trends and factors that may impact our future plans and operating results. These forward-looking statements are derived, in part, from various assumptions and analyses we have made in the context of our current business plan and information currently available to us and in light of our experience and perceptions of historical trends, current conditions and expected future developments and other factors we believe to be appropriate in the circumstances. You can generally identify forward-looking statements through words and phrases such as "seek", "anticipate", "believe", "estimate", "expect", "intend", "plan", "budget", "project", "will be", "will continue", "will likely result", and similar expressions. Forward-looking statements contained in this quarterly report would, for example, include statements relating to the timing and completion of pending or prospective projects and contracts and receipt of revenues.

When reading any forward looking statement you should remain mindful that actual results or developments may vary substantially from those expected as expressed in or implied by that statement for a number of reasons or factors including, by way of example and not limitation, (1) the various risks and uncertainties described in this special note or elsewhere in this quarterly report, and (2) our current and prospective financial requirements and current and prospective lack of capital; our inability to satisfactorily complete pending or new project proposals (including with prospective licensee or joint venture partners) and enter into binding revenue-producing contracts based upon those proposals; our overall inability or that of our licensees or joint venture partners, if any, to design, test, manufacture and sell pulse combustors on a profitable basis, including as a result of insufficient consumer acceptance of and demand for pulse combustors; regulatory constraints, and changes in our business plan and corporate strategies or those of our joint venture partners. Each forward-looking statement should be read in context with, and with an understanding of, the various other disclosures concerning our company and our business made elsewhere in this quarterly report as well as other pubic reports filed with the United States Securities and Exchange Commission (the "SEC"). You should not place undue reliance on any forward-looking statement as a prediction of actual results or developments.

We are not obligated to update or revise any forward-looking statement contained in this quarterly report to reflect new events or circumstances unless and to the extent required by applicable law. All forward-looking statements contained in this quarterly report constitute "forward-looking statements" within the meaning Section 21E of the United States Securities Exchange Act of 1934 and, to the extent it may be applicable by way of the incorporation of statements contained in this quarterly report by reference or otherwise, Section 27A of the United States Securities Act of 1933, each of which establishes a safe-harbor from private actions for forward-looking statements as defined in those statutes.

-i-

TABLE OF CONTENTS

Page
Consolidated Balance Sheets	1
Consolidated Statements Of Operations	2
Consolidated Statements Of Capital Deficiency	3
Consolidated Statements Of Cash Flow	4
Notes To Consolidated Financial Statements	5
Management's Discussion And Analysis Of Financial Condition And Results Of Operations	15
Quantitative And Qualitative Disclosure About Market Risk	18
Disclosure Controls And Procedures	19
Uncertainties And Other Risk Factors That May Affect Our Future Results And Financial Condition	27
Legal Proceedings	27
Changes In Securities And Use Of Proceeds	28
Defaults Upon Senior Securities	28
Submission Of Matters To A Vote Of Security Holders	28
Other Information	28
Exhibits And Reports On Form 8-K	28
Signatures	28
Certification Of Principal Executive Officer	29
Certification Of Principal Accounting And Financial Officer	30

-ii-

CLEAN ENERGY COMBUSTION SYSTEMS, INC.
(a development stage enterprise)
(expressed in U.S. dollars)
CONSOLIDATED BALANCE SHEETS

	March 30, 2003	December 31, 2002

ASSETS	(unaudited)
CURRENT
Cash and cash equivalents	$ 118	$ -
Prepaid expenses	2,825	2,873

Total current assets	2,943	2,873
ADVANCES TO AN AFFILIATED COMPANY (note 4)	348,123	427,543
PATENTS	30,128	39,327

TOTAL ASSETS	$ 381,194	$ 469,743

LIABILITIES
CURRENT
Accounts payable	$ 357,635	$ 316,948
Accrued expenses (including accrued interest of $3,829 as of March 31, 2003 and $3,123 as of December 31, 2002-note 5)	56,556	48,123
Advances from related parties (note 5)	97,012	52,697

Total current liabilities	511,203	417,768
PROVISIONS AND LIABILITIES RELATED TO TRANSFER OF OWNERSHIP OF SUBSIDIARY (note 4)	388,544	468,177

TOTAL LIABILITIES AND PROVISIONS	899,747	885,945

Going concern (note 1)
Commitments and contingencies (note 10)
CAPITAL DEFICIENCY
Authorized (note 6):
Preferred stock; par value $0.0001 per share, 2,000,000 shares
Common stock; par value $0.0001 per share, 15,000,000 shares
Issued (note 6):
Series 'A' convertible preferred stock; Liquidation preference $1 per share, or $1,000 total; 1,000 shares issued and outstanding as of March 31, 2003 and December 31, 2002	1	1
Series 'B' convertible preferred stock; Liquidation preference $2 per share, or $483,336 total; 241,668 shares issued and outstanding as of March 31, 2003 and December 31, 2002	242	242
Common stock; 11,407,269 shares issued and outstanding as of March 31, 2003 and December 31, 2002	1,141	1,141
Additional paid-in capital	2,916,195	2,836,562
Deficiency accumulated during the development stage	(3,436,132)	(3,254,148)

TOTAL CAPITAL DEFICIENCY	(518,553)	(416,202)

TOTAL LIABILITIES AND CAPITAL DEFICIENCY	$ 381,194	$ 469,743

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets

CLEAN ENERGY COMBUSTION SYSTEMS, INC.
(a development stage enterprise)
(expressed in U.S. dollars)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,		Jan. 1, 1999 to Mar. 31, 2003

	2003	2002	(Cumulative)
	(unaudited)	(unaudited)	(unaudited)

ADMINISTRATION AND MARKETING EXPENSES
Accounting	$ 7,128	$ 6,353	$ 86,279
Administrative wages, benefits and contract fees	30,677	32,967	630,903
Amortization	-	-	45,027
Communications	1,703	1,550	38,662
Foreign exchange (gain) loss	(71)	-	(27,570)
Interest	706	4,923	90,696
Legal and patent maintenance	8,545	284	363,985
Marketing	28,019	11,086	375,385
Occupancy	2,620	-	102,449
Office and miscellaneous	1,428	1,988	104,365
Write-down of patents	9199	-	9,199
Professional fees	-	-	15,972
Transfer agent fees	2,765	520	38,076

Total administration and marketing	92,719	56,671	1,873,428
RESEARCH AND DEVELOPMENT EXPENSES (note 3)
Wages and other direct costs	63,098	105,189	1,196,305
Overhead	26,167	30,401	366,398

Total research and development	89,265	135,590	1,562,703
TOTAL EXPENSES AND NET LOSS FOR THE PERIOD	$ (181,984)	$ (195,261)	$ (3,436,132)

BASIC AND DILUTED NET LOSS PER SHARE OF COMMON STOCK (note 2)	$ (0.02)	$ (0.02)

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING	11,407,269	10,131,694

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements of operations

CLEAN ENERGY COMBUSTION SYSTEMS, INC.
(a development stage enterprise)
(expressed in U.S. dollars)
CONSOLIDATED STATEMENTS OF CAPITAL DEFICIENCY

	Series 'A' Preferred Stock		Series 'B' Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated During The Development Stage
	Shares	Amount	Shares	Amount	Shares	Amount		Period	Cumulative

	(Three-Month Interim Period Ended March 31, 2003-unaudited)
Issued on incorporation	1,000	$ 1	-	$ -	9,643,750	$ 964	$ 535	$ -	$ 1,500
Private placement	-	-	250,001	250	-	-	499,752	-	500,002
Vesting of previously issued but unexercised warrants granted to consultant (note 6)	-	-	-	-	-	-	2,000	-	2,000
Net loss for the period ended December 31, 1999	-	-	-	-	-	-	-	(639,404)	(639,404)

Balance, December 31, 1999	1,000	1	250,001	250	9,643,750	964	502,287	(639,404)	(135,902)

Vesting of previously issued but unexercised warrants granted to consultant (note 6)	-	-	-	-	-	-	18,500	-	18,500
Issued on conversion of promissory note	-	-	-	-	487,944	49	975,838	-	975,887
Net loss for the year ended December 31, 2000	-	-	-	-	-	-	-	(907,826)	(907,826)

Balance, December 31, 2000	1,000	1	250,001	250	10,131,694	1,013	1,496,625	(1,547,230)	(49,341)

Vesting of previously issued but unexercised warrants granted to consultant (note 6)	-	-	-	-	-	-	30,601	-	30,601
Disposition of subsidiary (note 4)	-	-	-	-	-	-	294,522	-	294,522
Net loss for the year ended December 31, 2001	-	-	-	-	-	-	-	(812,445)	(812,445)

Balance, December 31, 2001	1,000	1	250,001	250	10,131,694	1,013	1,821,748	(2,359,675)	(536,663)

Conversion of series 'B' convertible preferred stock into common stock	-	-	(8,333)	(8)	8,333	1	7	-	-
Conversion of loans and other debt to common stock	-	-	-	-	1,267,242	127	823,581		823,708
Reduction of provision for liability related to transfer of subsidiary (note 4)	-	-	-	-	-	-	191,226	-	191,226
Net loss for the year ended December 31, 2002	-	-	-	-	-	-	-	(894,473)	(894,473)

Balance, December 31, 2002	1,000	1	241,668	242	11,407,269	1,141	2,836,562	(3,254,148)	(416,202)

Reduction of provision for liability related to transfer of subsidiary (note 4)	-	-	-	-	-	-	79,633	-	79,633
Net loss for the three-month period ended March 31, 2003	-	-	-	-	-	-	-	(181,984)	(181,984)

Balance, March 31, 2003	1,000	$ 1	241,668	$ 242	11,407,269	$ 1,141	$ 2,916,195	$ (3,436,132)	$ (518,553)

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements of capital deficiency

CLEAN ENERGY COMBUSTION SYSTEMS, INC.
(a development stage enterprise)
(expressed in U.S. dollars)
CONSOLIDATED STATEMENTS OF CASH FLOW
	Three-months Ended March 31,		Jan. 1, 1999 to March 31, 2003
	2003	2002	(Cumulative)
	(unaudited)	(unaudited)	(unaudited)

OPERATING ACTIVITIES
Total expenses and net loss	$ (181,984)	$ (195,261)	$ (3,436,132)
Adjustments to reconcile total expenses and net loss to net cash utilized in operating activities:
Amortization	-	-	45,027
Non-cash consulting expense	-	-	51,101
Write-down of patents	9,199	-	9,199
Change in operating assets and liabilities:
Accounts receivable and prepaid expenses	48	-	(21,144)
Accounts payable	40,687	150,004	1,016,994
Accrued liabilities	8,433	4,923	238,925

Net cash used in operating activities	(123,617)	(40,334)	(2,096,030)

INVESTING ACTIVITIES
Additions to patents	-	(798)	(39,327)
Purchase of property and equipment	-	-	(92,791)

Net cash provided by (used in) investing activities	-	(798)	(132,118)

FINANCING ACTIVITIES
Advances from (to) an affiliated company	79,420	21,132	63,715
Advances from (to) shareholders (note 5)	-	-	273,779
Advances from (to) related parties	44,315	20,000	415,434
Net proceeds from disposal of subsidiary	-	-	(2,051)
Proceeds from issue of common stock	-	-	976,887
Proceeds from issue of series 'A' convertible preferred stock	-	-	500
Proceeds from issue of series 'B' convertible preferred stock	-	-	500,002

Net cash provided by financing activities	123,735	41,132	2,228,266

NET DECREASE IN CASH AND CASH EQUIVALENTS	118	-	118

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	-	-	-
CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 118	$ -	$ 118

SUPPLEMENTAL SCHEDULE OF INTEREST AND INCOME TAXES PAID

Interest paid for the periods ended March 31, 2003 and March 31, 2002 and the cumulative period ended March 31, 2003 was $706, $4,923 and $90,696, respectively, and income taxes paid for each of the periods ended March 31, 2003 and March 31, 2002 and the cumulative period ended March 31, 2003 was $0.

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements of cash flows

CLEAN ENERGY COMBUSTION SYSTEMS, INC.
(a development stage enterprise)
(expressed in U.S. dollars)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Nature Of Business; Organization And Operations; Going Concern

  Clean Energy Combustion Systems, Inc. ("we", "our company" or "Clean Energy") was incorporated under the laws of the State of Delaware and organized and commenced operations on March 1, 1999. These financial statements include select pre-organization transactions and commitments incurred between January 1, 1999 and the date of incorporation on March 1, 1999, that were accepted by our board of directors in connection with our organization as obligations of our company.

  We are engaged in the business of designing, engineering, manufacturing, marketing, distributing, licensing and otherwise commercially exploiting our suite of proprietary mid- to high-frequency oscillating valveless combustion or 'burner" technologies, including our patented pulse blade combustion or "PBC" technology. This technology, which is our principal technology, has completed the primary development stage and is in a position to be commercially exploited. Our objective is to enter into licensing, royalty, joint venture, or manufacturing agreements with established national and international heat transfer industry manufacturers.

  Since we have not generated operating revenues to date, we should be considered a development stage enterprise. As of March 31, 2003, we have incurred losses from inception totalling $3,436,132, have a working capital deficiency of $508,260, and do not currently have the financial resources to complete our business plan. Our ability to continue as a going concern will be dependent upon our ability to attain future profitable operations and to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. External financing, predominately in the short-term by loans from affiliated parties and project grants or financings, in the longer-term through the issuance of equity or debt, will be sought to finance development of our products; however, there can be no assurance that sufficient funds will be raised. These factors, among others, indicate that we may be unable to continue as a going concern for a reasonable period of time. In the event that we are unable to generate sufficient capital to meet our current operating expenses, Clean Energy will be required to reevaluate our planned expenditures and allocate our total resources in such manner as our board of directors and management deem to be in our best interest. This may result in a substantial reduction of the scope of our existing and planned operations. Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or the amount and classifications of liabilities that might be necessary, should we be unable to continue as a going concern.

  We are authorized under our Certificate of Incorporation to issue shares of common stock, series 'A' preferred stock, series 'B' preferred stock and series 'C' preferred stock (sometimes referred to in our consolidated financial statements and this quarterly report as "common shares", "series 'A' preferred shares", "series 'B' preferred shares" and "series 'C' preferred shares", respectively). See note 6.
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

CLEAN ENERGY COMBUSTION SYSTEMS, INC.
(a development stage enterprise)
(expressed in U.S. dollars)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Patents

  Costs related to the acquisition of patents are capitalized and, upon production of revenues, are amortized on a straight-line basis, commencing upon the production of revenues from the patent, over the shorter of the duration of the patent, which is twenty years, or the estimated life of the associated technology. As we have not commenced production of revenues to date, no amortization has been recorded to date in these consolidated financial statements. The costs of servicing our patents are expensed as incurred. Clean Energy assesses potential impairment of patents by measuring the expected net recovery based on cash flows from products based on these rights on an annual basis. These capitalized costs are valued at the lower of amortized cost and net recoverable amount.

  Property And Equipment

  We have historically stated property and equipment at cost, and then recorded amortization on these assets on a straight-line basis over their respective estimated service lives. As a consequence of the divestiture of our research and development subsidiary on December 31, 2001, Clean Energy holds no property or equipment at the date of these financials statements. All property and equipment used by Clean Energy is currently leased from McSheahan Enterprises Ltd. as part of an overhead charge. See note 3.

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

  Recent Adopted Accounting Standards

  In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets to be held and used, to be disposed of other than by sale, and to be disposed of by sale. We adopted SFAS No. 144 in the first quarter of 2002 on a prospective basis. The adoption of SFAS No. 144 did not have a significant impact on our consolidated financial position or results of operations.

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

CLEAN ENERGY COMBUSTION SYSTEMS, INC.
(a development stage enterprise)
(expressed in U.S. dollars)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  In December 2002, the FASB issued SFAS No. 148, Accounting for Stock Based Compensation-Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock Based Compensation, to provide methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation, as well as requiring prominent disclosure about the method and effect of accounting for stock-based compensation. We adopted SFAS No. 148 in the fourth quarter of 2002 on a prospective basis. The adoption of SFAS No. 148 did not have a significant impact on our consolidated financial position or results of operations.

  In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligation. SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS No. 143 will be effective for exit or disposal activities initiated after December 31, 2002. We do not anticipate that our adoption of SFAS No. 146 will have a material impact on our consolidated financial position or results of operations. The adoption of SFAS No. 143 did not have a significant impact on our consolidated financial position or results of operations.

  In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires that the liability for a cost associated with an exit or disposal activity be recognized at its fair value when the liability is incurred. Under previous guidance, a liability for certain exit costs was recognized at the date that management committed to an exit plan, which was generally before the actual liability has been incurred. SFAS No. 146 will be effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a significant impact on our consolidated financial position or results of operations.
  Research And Development Activities

  The bulk of our research and development activities are currently conducted through McSheahan Enterprises Ltd. ("McSheahan Enterprises"), a personal service corporation owned and controlled by Mr. Barry A. Sheahan, our Chief Financial Officer and a director, pursuant to a cost plus research and development contract entered into effective January 1, 2003. Under that agreement, McSheahan Enterprises agreed to provide pre-approved budgeted pulse combustion research and development services to Clean Energy USA, and to invoice the latter company for its budgeted costs, related overhead and a 10% mark-up.

  Prior to entering into the noted agreement with McSheahan Enterprises, we conducted the bulk of our research and development activities from January 1, 2002 pursuant to a letter of intent containing similar provisions entered into between Clean Energy USA and Clean Energy Technologies (Canada) Inc., a British Columbia corporation ("Clean Energy Technologies"), which was our wholly-owned research and development subsidiary through December 31, 2001. Effective January 1, 2003, Clean Energy Technologies transferred its property and equipment and assigned its leasehold interests to McSheahan Enterprises, while McSheahan Enterprises assumed certain liabilities of Clean Energy Technologies, including advances made by Clean Energy to Clean Energy Technologies. Concurrent with this transaction, the relationship with Clean Energy Technologies was terminated. See note 4.

  The purpose of conducting research and development activities on an arms'-length basis as described above was to continue to preserve our ability to indirectly benefit from certain grants and tax-incentive programs offered in both the United States and Canada.

CLEAN ENERGY COMBUSTION SYSTEMS, INC.
(a development stage enterprise)
(expressed in U.S. dollars)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Provisions And Liabilities Related To Transfer Of Subsidiary

  On December 31, 2001, we sold all of the shares of our research and development subsidiary, Clean Energy Technologies, to one of our principal shareholders and directors as of that date, Mr. John D. Chato, for the sum of $1, and concurrently entered into a research and development letter of intent with that company on a cost-plus basis. See note 3. No pro forma disclosure has been provided in connection with the transfer, as there has been no significant change to our operating expenses in connection with the transfer and related transactions.

  In connection with the disposition of Clean Energy Technologies, we recorded an increase of $294,522 to our additional paid-in capital on December 31, 2001, calculated as follows:

Proceeds from disposition	$ 1
Net liabilities of Clean Energy Technologies on date of disposition	2,095,253
Offset of provisions and liabilities related to transfer of ownership	(659,403)
Offset against amount due from Clean Energy Technologies related to research and development charges	(1,141,328)

Net increase in additional paid-in capital	$ 294,522

  The provisions and liabilities related to transfer of ownership in the amount of $659,403 itemized in the above table reflects total amounts advanced to Clean Energy Technologies and amounts payable by Clean Energy Technologies which we may have to satisfy by reason of our prior relationship with Clean Energy. Since originally recording this charge on December 31, 2001, our liability for advances decreased by the net amount of $22,593, while our liability for obligations decreased by $248,266 (including, with respect to the three-month interim period ended March 31, 2003, a decrease in our liability for advances by the net amount of $79,420, and a decrease in our liability for obligations of $213). The net of these amounts since December 31, 2001 is a decrease of $270,859 (including, with respect to the three-month interim period ended March 31, 2003, a net decrease of $79,633), which net amount has been credited to additional paid-in capital as a reduction of provision for liabilities related to the transfer of subsidiary. Details of provisions and liabilities related to transfer of ownership of Clean Energy Technologies are as follows:

	March 31, 2003	December 31, 2002

Valuation allowance related to advances to an affiliated company	$ 348,123	$ 427,543
Liabilities related to transfer of ownership	40,421	40,634

	$ 388,544	$ 468,177

  As at December 31, 2002, we had advanced $427,543 (CDN $667,872) to Clean Energy Technologies, which obligation was subsequently assumed by McSheahan Enterprises with the concomitant release of Clean Energy Technologies on January 1, 2003. As at March 31, 2003, the advances had been reduced by net payments in the amount of $79,420 (CDN $126,367) by McSheahan Enterprises, decreasing its total obligation for advances to Clean Energy to $348,123 (CDN $541,505), after taking into consideration the advances assumed from Clean Energy Technologies. These advances are non-interest bearing, are repayable in Canadian dollars and have no specific terms of repayment.

  As the repayment of these advances by McSheahan Enterprises is dependant in part on Clean Energy acquiring sufficient funding to honor our research and development contract with McSheahan Enterprises, thereby providing it with a source of funds to repay the advances, a valuation allowance equal to the full amount of the advances has been set up and the net gain on disposition of subsidiary was reduced accordingly. This allowance has been decreased to reflect the net reduction in advances in the current period.

CLEAN ENERGY COMBUSTION SYSTEMS, INC.
(a development stage enterprise)
(expressed in U.S. dollars)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Advances From Related Parties

  Summarized below are our advances and borrowing from related parties as of March 31, 2003 and December 31, 2002:

	March 31, 2003	December 31, 2002

Advances from officers, directors & principal shareholders	$ 28,584	$ -
Advances from minority shareholders	68,428	52,697

Total	$ 97,012	$ 52,697

  The advances from officers, directors and principal shareholders reflect advances by Mr. R. Dirk Stinson, a director and the current President of Clean Energy and an indirect principal shareholder of Clean Energy through Ravenscraig Properties Ltd. These advances are unsecured, bear interest at the rate of 8.75% per annum, are repayable in Canadian dollars, and have no specific terms of repayment. Interest of $Nil as at March 31, 2003 has been accrued. Pursuant to the underlying loan agreement, Mr. R. Dirk Stinson has the right to convert any portion of outstanding indebtedness into common shares at a conversion rate equal to 80% of the average market trading price for the 30 day period prior to conversion, but not to exceed $2 per share.

  The majority of advances from minority shareholders bear no interest and have no specific terms of repayment. Interest of $3,829 as at March 31, 2003 has been accrued.
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

  Common Stock

  During 2001, our board of directors authorized the creation of an additional 10,000,000 common shares, which will increase our total authorized common shares to 25,000,000 shares upon our filing of an amendment to our certificate of incorporation. To date, we have not filed the necessary amendment to our certificate of incorporation to institute this action.
  Employee And Director Stock Options

  Through March 31, 2003, the only stock plan pursuant to which Clean Energy has made grants to employees and directors of our company has been the 1999 Clean Energy Combustion Systems, Inc. Stock Plan (the "1999 Plan"), pursuant to which 1,000,000 common shares are reserved for issuance to directors, employees and consultants in the form of stock options or outright stock grants. We have summarized below all outstanding options under the 1999 Plan as of March 31, 2003

CLEAN ENERGY COMBUSTION SYSTEMS, INC.
(a development stage enterprise)
(expressed in U.S. dollars)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Type Of Option	Grant Dates	Exercise Prices	As of March 31, 2003
			Outstanding	Vested and exercisable

Options granted to directors	1-20-01 to 3-15-02	$ 2.00	240,000	180,000
Options granted to executive officers(1)	3-5-99 to 12-1-02	$ 2.00	261,000	229,000
Options granted to employees	3-5-99 to 2-8-01	$ 2.00 to $ 3.00	100,000	88,000

			601,000	497,000

  The director options outstanding as of March 31, 2003 generally vest one-third each on the first through third anniversaries of the grant date, respectively, based upon the continued provision of services as a director. Except for options issued under management service agreements described below, the executive officer and employee options outstanding as of March 31, 2003 generally vest over five years from the grant date, based upon the continued provision of services as an executive officer or employee, although some employee options provide for one-year vesting. The exercise prices for the options, which range from $2 to $3, were fixed before Clean Energy's common shares were publicly traded, and were based upon the prior sales price for convertible series 'B' preferred shares to non-related parties. All of the director, executive officer and employee options generally lapse, if unexercised, five years from the date of vesting.

  Effective April 1, 2001 Clean Energy entered into annually-renewable management services agreements with JPT 2 Holdings and McSheahan Enterprises, personal service corporations controlled by Messrs. John P. Thuot and Barry A. Sheahan, respectively, pursuant to which Mr. Thuot provided management services as President to Clean Energy and Mr. Sheahan provided management services as Chief Financial Officer of Clean Energy, respectively. Under these agreements, each corporation was granted options to purchase 1,000 common shares at an exercise price of $2 per share for each month of service provided by the executive officer. These options expire five years subsequent to their date of grant. (see note 10)

  During the current period, outstanding options decreased by a net amount of 37,000, being a cancellation of 40,000 options previously issued and 3,000 new options pursuant to the McSheahan agreement referred to above.

  Common Share Purchase Warrants

  During 1999, we issued 36,000 stand-alone common share purchase warrants as additional consideration pursuant to a public relations services agreement pursuant to which the holder is given the right to purchase 36,000 common shares at $2 per share. The right to exercise these warrants vests in equal monthly instalments over a twenty-four month period, and each instalments lapses five years after date of vesting. As at March 31, 2003, all of the 36,000 shares have vested and none have been exercised.

  During 2002, we issued 36,000 stand-alone common share purchase warrants as additional consideration pursuant to a public relations services agreement pursuant to which the holder is given the right to purchase 36,000 common shares at $2 per share. The right to exercise these warrants vests in equal monthly instalments over a twelve month period, and each instalments lapses five years after date of vesting. As at March 31, 2003, all of the 36,000 shares have vested and none have been exercised.
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

CLEAN ENERGY COMBUSTION SYSTEMS, INC.
(a development stage enterprise)
(expressed in U.S. dollars)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Other Commitments And Contingencies

Effective April 1, 2001 Clean Energy entered into management services agreements with JPT 2 Holdings and McSheahan Enterprises, personal service corporations controlled by Messrs. John P. Thuot and Barry A. Sheahan, respectively, pursuant to which Mr. Thuot provided management services as President to Clean Energy and Mr. Sheahan provided management services as Chief Executive Officer of Clean Energy, respectively. Each agreement has a one-year initial term, renews automatically for successive one-year terms, and replaces a prior employment agreement with the named executive officer. Under the initial agreement, Clean Energy agreed to pay each corporation CDN $8,000 per month for the provision of management services by the executive officer, and to grant options to 1,000 common shares at an exercise price of $2 per share for each month of service by the executive officer. These options expire five years subsequent to their date of grant. Both agreements were renewed on April 1, 2002, with the payment increased to CDN $8,333 per month. Effective September 1, 2002, the agreement with JPT 2 Holdings was amended to reduce the payment under that agreement to CDN $3,000 per month, and to terminate the grant of options effective August 2, 2002.

We have entered into a consulting agreement with the HMJ Corporation, a company owned and controlled by Dr. William D Jackson, a director of our company. The agreement obligates HMJ Corporation to provide the services of Dr. Jackson for a stipulated number of hours monthly and requires Clean Energy to pay a monthly retainer of $5,000, and to reimburse Dr. Jackson for out-of-pocket travel costs. This agreement commenced April 2001 and expired December 31, 2002. A renewal of the agreement is currently under review with Dr. Jackson.

We have entered into a consulting agreement with an engineer with respect to our residential hot water heater project to provide a stipulated number of hours monthly. The agreement requires Clean Energy to pay a monthly retainer of $2,000, plus a per diem rate for pre-approved contract work and reimbursement for out-of-pocket travel costs. The agreement is renewable annually unless terminated and may be cancelled upon sixty days written notice.

We have entered into a public relations services agreement whereby Clean Energy was obligated to pay a monthly fee of CDN $6,000 for a period of thirty-six months, commencing April 1999. Either party can terminate the agreement after one year. In April 2001, the parties agreed to extend the original agreement for a further twelve months, with a reduced monthly fee of CDN $3,000.

We have entered into an investor relations and communications services agreement whereby Clean Energy is obligated to pay a monthly fee of CDN $2,250 for a one-year period, commencing June 2001. The agreement was renewed in July, 2002 and is renewable annually unless terminated, but may be cancelled upon sixty days written notice.

Effective January 1, 2003, we entered into a research and development contract with McSheahan Enterprises, a personal service corporation owned and controlled by Mr. Barry A. Sheahan, our Chief Financial Officer and a director. Under that agreement, McSheahan Enterprises agreed to provide pre-approved budgeted pulse combustion research and development services to Clean Energy USA, and to invoice the latter company for its budgeted costs, related overhead and a 10% mark-up. The purpose of entering into a research and development arrangement with McSheahan Enterprises on the noted arms-length basis was to continue to preserve our ability to indirectly benefit from certain grants and tax-incentive programs offered in both the United States and Canada, which we could not otherwise directly utilize by reason of our becoming a public company whose stock was publicly traded.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Clean Energy is engaged in the business of designing, engineering, manufacturing, marketing, distributing, licensing and otherwise commercially exploiting our suite of proprietary mid- to high-frequency oscillating valveless combustion or 'burner" technologies. We were formed on formed on March 1, 1999, for the principal purpose of acquiring exclusive world-wide license rights to our patented pulse blade combustion or "PBC" technology. This technology, which is our principal technology, has completed the primary development stage and is in a position to be commercially exploited.

Our objective is to enter into licensing, royalty, joint venture or manufacturing agreements with established national and international heat transfer industry manufacturers which will result in the introduction of a variety of different burner units based upon this technology into various selected market segments. We have no revenues to date, nor have we entered into any revenue producing contracts to date, although we are currently working on a number of proto-types under several proposal requests which could lead to development grants by manufacturers or others over the next two to six months, and contract revenues after twelve months. Since we have not generated operating revenues to date, we should be considered a development stage enterprise. For additional and more detailed background information relating to our company and our business, see our annual report on form 10-K for our fiscal year ended December 31, 2002.

The consolidated results of operations for the three-month interim periods ended March 31, 2003 included in this quarterly report are not necessarily predictive of results to be expected for our full fiscal year ended December 31, 2003.

Results Of Operations

Operating Revenues

We had no revenues for our three-month interim fiscal periods ended March 31, 2003 and March 31, 2002, respectively.

Operating Loss

We incurred an operating loss of $181,984 for our three-month interim period ended March 31, 2003, as compared to $195,261 for the corresponding interim period in fiscal 2002, representing a $13,277 or 6.8% overall decrease.

The 6.8% overall decrease in our operating loss for our three-month interim period ended March 31, 2003 over the corresponding interim period in fiscal 2002 was primarily attributable to a $46,325, or 34%, decrease in research & development expenses from $135,590 to $89,265; partially offset by a $36,048, or 64%, increase in administration and marketing expenses from $56,671 to $92,719. The increase in administration expense for our three-month interim period ended March 31, 2003 over the corresponding interim period in fiscal 2002 was primarily attributable to patent expense associated with writing off of our diesel technology patents which have been abandoned, and increased marketing costs, including travel. Research and development expense generally relates to the cost to develop, improve and test our burner systems and related components. These costs are incurred by way of a cost-plus contract with McSheahan Enterprises. The decrease in research and development expense for our three-month interim period ended March 31, 2003 over the corresponding interim period in fiscal 2002 was primarily attributable to reduction in full-time staff.

-15

Relationships And Transactions On Terms That Would Not Be Available From Clearly Independent Third Parties

During the three-month interim period ended March 31, 2003, we did not enter into any transactions with any parties that are not clearly independent on terms that would be more favorable than that which might have been available from other clearly independent third parties.

Liquidity And Capital Resources

Sources of Cash

Our cash flow requirements from our inception through March 31, 2003 have been principally funded by:

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

  a $659,403 reduction in liabilities as the result of the transfer of ownership of our wholly-owned subsidiary, Clean Energy Technologies, on December 31, 2001; and

  $823,798 in short-term advances, wages, fees and other payables due to a group of directors, shareholders, employees and other creditors, who collectively agreed in September 2002 to convert that indebtedness into 1,267,242 common shares at a conversion price of $0.65 per share.

There are no guarantees, commitments, lease and debt agreements or other agreements that could trigger adverse change in our credit rating, earnings, cash flows or stock price, including requirements to perform under standby agreements, other than a default in our obligations under our office lease in the amount of $7,676.50 (CDN$11,593) and term and contingent liabilities of McSheahan Enterprises in the amount of $40,634 as of December 31, 2002 which arose from contracts previously entered into by Clean Energy either jointly with, or on behalf of, Clean Energy Technologies before its transfer in on December 31, 2001 by Clean Energy. These contingent liabilities are included as part of our liabilities relating to McSheahan Enterprises in our consolidated balance sheet.

Current Cash Position and Historical Changes In Cash Position

Our cash and cash equivalents position as of March 31, 2003 was $118, as compared to $0 as of December 31, 2002. Our cash and cash equivalents position as of March 31, 2002 and December 31, 2001 were each $0.

In the three month period ended March 31, 2003, we generated $123,735 in cash from financing activities, partially offset by $123,617 in cash used in operating activities. There was no change in our cash and cash equivalents position for our three-month interim period ended March 31, 2002 as compared to December 31, 2001 as the $41,132 in cash we generated from financing activities was offset by $40,334 in cash used in operating activities and $798 used in investing activities.

Our operating activities required cash in the amount of $123,617 for our three-month interim period ended March 31, 2003, as compared to cash requirements of 40,334 for the corresponding interim period in fiscal 2002. The $123,617 of cash used in operating activities for our three-month interim period ended March 31, 2003 reflected our net loss of $181,984 for that period, as decreased for non-cash deductions and a net increase in non-cash working capital balances. The $40,334 of cash used in operating activities for our three-month interim period ended March 31, 2002 reflected our net loss of $195,261 for that period, as decreased for non-cash deductions and a net increase in non-cash working capital balances.

There were no investing activities for our three-month interim period ended March 31, 2003, as compared to $798 of cash realized from investing activities for the corresponding interim period in fiscal 2002. There were no purchases of property or equipment, or investment in patents for our three-month interim period ended March 31, 2003 compared to $798 invested in patents for the corresponding interim period in fiscal 2002.

We raised $123,735 in cash from financing activities for our three-month interim period ended March 31, 2003, as compared to $41,132 in cash raised from financing activities for the corresponding interim period in fiscal 2002. The $123,735 cash raised through financing activities for our three-month interim period ended March 31, 2003 was principally comprised of $44,315 in funds advanced by shareholders and related parties, and $79,420 repayment of advances to an affiliated company. The $41,132 in cash raised through financing activities for our three-month interim period ended March 31, 2002 was principally comprised of $20,000 in funds advanced by shareholders and related parties, and $21,132 repayment of advances to an affiliated company

Plan Of Operation And Prospective Capital Requirements

Our ability to continue as a going concern will be dependent upon our entering into revenue producing contracts and raising additional working capital to fund these contracts, conduct addition research and development activities through our contract with McSheahan Enterprises and fully implement our longer-term business plan and marketing strategies. We anticipate that we will need to raise at least $850,000 to fund our projected operating, research and development and project costs over the next twelve months assuming we continue to stay our longer-term projects, and at least $5,000,000 in working capital (including the $850,000 noted above) to fully implement our business plan and marketing strategies including the acquisition of the necessary plant, equipment and personnel to pursue our longer-term projects. These estimates will be subject to significant change based upon any contracts we may enter into and/or additional capital we may raise, including any grant monies we or McSheahan Enterprises may receive.

Our operating expenses are currently being funded in part through advances made by our President, Mr. R. Dirk Stinson. We cannot give you any assurance that Mr. Stinson will remain in a position to continue to partially fund our operations. We have made no binding arrangements or received binding commitments to obtain additional working capital as of the date of this quarterly report.

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

Foreign Exchange

We recorded no foreign currency translation gain or loss for our three-month period ended March 31, 2003. We cannot give you any assurance that our future operating results will not be adversely affected by currency exchange rate fluctuations. See that section of this quarterly report captioned "Quantitative and Qualitative Disclosure About Market Risk" for a description of other aspects of our company that may be potentially affected by foreign exchange fluctuations.

We recorded a $71 foreign currency translation gain for our three-month period ended March 31, 2003 as an administration expense recovery item on our statements of operations and deficiency in assets in consolidating our books for financial reporting purposes as the result of the fluctuation in United States-Canadian currency exchange rates during that period. We cannot give you any assurance that our future operating results will not be similarly adversely affected by currency exchange rate fluctuations. See that section of this quarterly report captioned "Quantitative and Qualitative Disclosure About Market Risk" for a description of other aspects of our company that may be potentially affected by foreign exchange fluctuations.

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

Recent Accounting Pronouncements

For a summary of the effect of recent accounting pronouncements affecting our company, see that section in explanatory note 2 to our interim consolidated financial statements included with this quarterly report captioned "Recent Adopted Accounting Standards".

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

Disclosure Controls And Procedures

Within the ninety days prior to the filing date of this quarterly report, our President and Chief Financial Officer, in consultation with our other members of management and advisors as appropriate, carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-14 promulgated under the United States Securities Exchange Act of 1934. Based upon that evaluation, our President and Chief Financial Officer concluded that, as of the date of the evaluation, our disclosure controls and procedures are effective in making known to them on a timely basis material information relating to our company (including consolidated subsidiaries) required to be included in this quarterly report. There were no significant changes in our internal controls or in other factors that could significantly affect these controls, known to our President or Chief Financial Officer, subsequent to the date of the evaluation, including any significant deficiencies or material weaknesses that would require corrective action.

UNCERTAINTIES AND OTHER RISK FACTORS THAT
MAY AFFECT OUR FUTURE RESULTS AND FINANCIAL CONDITION

Our future results of operations or financial condition may be affected by the uncertainties and other risk factors enumerated below as well as those presented elsewhere in this quarterly report and in other reports we periodically file with the SEC, including our annual report on form 10-K for the fiscal year ended December 31, 2002, and should be considered in context with the various disclosures concerning our company presented elsewhere herein and therein.

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

Our activities through the date of this quarterly report have been limited to completing our pending project proposals and introduce burner products using our technologies onto the market and to compete, with consequential delays in our ability to generate revenues and profits; developing our business plan; obtaining license rights to our burner technologies; establishing administrative offices and laboratory facilities; engaging administrative and research and development personnel; and commencing work on various burner proto-types under pending projects intended to lead to commercial contracts.

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

We have accumulated losses since our inception and our continued inability to generate revenues and profits would adversely affect our ability to complete pending project proposals, introduce our products to the market and raise additional working capital, and could ultimately force us to suspend our operations and even liquidate our assets and wind-up and dissolve our company

We are a developmental stage company since we have not commenced commercial sales of our burner technologies and have no revenues to date. Our failure to generate revenues and ultimately profits would, in the shorter-term, adversely affect our ability to complete our pending project proposals and introduce burner products using our technologies onto the market and to compete, with consequential delays in our ability to generate revenues and profits; and raise additional working capital; and in the longer-term, force us to suspend our operations, and possibly even liquidate our assets and wind-up and dissolve our company. We do not anticipate that we will generate revenues for at least twelve months at the earliest, assuming that one or more of our pending projects lead to a commercial contract. We have, as a result of our lack of revenues, incurred operating losses in the amount of $3,436,132 from our inception through March 31, 2003, and we anticipate that we will continue to incur substantial operating losses for the foreseeable future, despite any revenues we may receive in the short-term from any of our pending projects, due to the significant costs associated with the development and marketing of our burner technologies. We cannot give you any assurance that we will generate revenues or profits in the near future or at all.

If we do not raise additional working capital funds to pay our operating and project expenses, we will not be able to sustain our operations, and may even be forced to liquidate our assets and wind-up and dissolve our company

We currently have insufficient working capital to fund our projected operating and project costs for more than one month. Our inability to raise sufficient additional working capital in the near future would likely force us to suspend our operations, and possibly even liquidate our assets and wind-up and dissolve our company. Our operating expenses are currently being primarily funded for the indefinite future through advances made by one of our principal shareholders. We cannot give you any assurance that such shareholder will remain in a position to fund our operations notwithstanding his desire to do so. We anticipate that we will need to raise at least $850,000 to fund our projected operating and project costs over the next twelve months, and at least $5,000,000, including the $850,000 noted above, in additional working capital to fully implement our longer-term business plan and marketing strategies. We have no current arrangements for obtaining this additional capital other than our current relationship with the noted shareholder, and will seek to raise this amount in one or more increments through contract advances, public or private sales of debt or equity securities, debt financing or short-term loans, project grants or financings, or a combination of the foregoing. We cannot give you any assurance that we will be able to secure the additional capital we require to continue our operation at all, or on terms which will not be objectionable to our company or our shareholders, including substantial dilution or the sale or licensing of our technologies. Explanatory note 1 to our financial statements states that if we do not raise sufficient capital there is a substantial doubt as to our ability to continue as a going concern. Our independent auditors expressed a going concern opinion in their report accompanying our financial statements for the fiscal year ended December 31, 2002.

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

Our inability to protect our patents and proprietary rights would force us to suspend our operations and possibly even liquidate our assets and wind-up and dissolve our company

Our ability to compete effectively will be materially dependent upon the proprietary nature of our designs, processes, technologies and materials. The invalidation or circumvention of key patents or proprietary rights which we own or license would likely force us to suspend our operations, liquidate our assets and wind-up and dissolve our company.

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

Exhibits
99.1	Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act
99.2	Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act

Reports on Form 8-K

Form 8-K filed on March 28, 2003 in connection with the termination of Deloitte & Touche LLP as Clean Energy's independent auditors for purposes of preparing the company's consolidated financial statements for the fiscal year ended December 31, 2002, and the appointed Staley, Okada & Partners as Clean Energy's new independent accountants.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this quarterly report on form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated at Burnaby, British Columbia, this 14th day of May, 2003.
Clean Energy Combustion Systems, Inc.
By: /s/ R. Dirk Stinson
R. Dirk Stinson President (principal executive officer)
By: /s/ Barry A. Sheahan
Barry A. Sheahan, C.A. Chief Financial Officer (principal accounting officer)

-28

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

I, R. Dirk Stinson, certify that:

  I have reviewed this quarterly report on form 10-Q of Clean Energy Combustion Systems, Inc.;

  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 promulgated under the United States Securities Exchange Act of 1934) for the registrant and we have:

    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	By: /s/ R. Dirk Stinson
R. Dirk Stinson President (principal executive officer)

CERTIFICATION OF PRINCIPAL ACCOUNTING AND FINANCIAL OFFICER

I, Barry A. Sheahan, C.A., certify that:

  I have reviewed this quarterly report on form 10-Q of Clean Energy Combustion Systems, Inc.;

  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 promulgated under the United States Securities Exchange Act of 1934) for the registrant and we have:

    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	By: /s/ Barry A. Sheahan
Barry A. Sheahan, C.A. Chief Financial Officer (principal accounting and financial officer)