Form 10-Q
period 2003-06-30
CLEAN ENERGY COMBUSTION SYSTEMS INC
filed 2003-07-25
CIK 1096013

Securities And Exchange Commission
 Washington, D.C. 20549

_________________

FORM 10-Q

_________________

(Mark One)
[ x ]	Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934 For The Six-month Period Ended June 30, 2003; Or
[ ]	Transition Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934 For The Transition Period From ________ To _______

Commission File No. 333-88207

CLEAN ENERGY COMBUSTION SYSTEMS, INC.
 (Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	98-0211550 (I.R.S. Employer Identification No.)

7087 MacPherson Avenue, British Columbia, Canada V5J 4N4
 (Address of principal executive offices) (Zip Code)

(604) 435-9339
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registration was required to file such Reports), and (2) has been subject to such filing requirements for the past 90 days:     Yes  [ x ]         No   [    ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

11,407,269 shares of common stock, par value $0.0001 per share, as of July 16, 2003

INTRODUCTORY NOTE

The information in this quarterly report is current as of the date of this quarterly report (July 24, 2003), unless an earlier date is specified. We conduct our transactions in the currency of both the United States and Canada, although we consider the United States dollar to be our functional and reporting currency. All references to "dollars" in this quarterly report refer to United States or U.S. dollars unless specific reference is made to Canadian or CDN dollars. For information relative to rates of exchange and currency conversion, see that section contained in explanatory note 2 to our interim consolidated financial statements included in this quarterly report captioned "Foreign Currency Translation".

We prepare our interim consolidated financial statements in accordance with United States generally accepted accounting principles. Our consolidated financial condition and results of operations for the six-month interim period ended June 30, 2003 are not necessarily indicative of our prospective consolidated financial condition and results of operations for the full fiscal year ended December 31, 2003. The interim consolidated financial statements presented in this quarterly report as well as other information relating to our company contained in this quarterly report should be read in conjunction with the annual consolidated financial statements and more detailed background information relating to our company and our business contained in our annual report on form 10-K for our fiscal year ended December 31, 2002.

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

-i-

-ii-

CLEAN ENERGY COMBUSTION SYSTEMS, INC.
(a development stage enterprise)
(expressed in U.S. dollars)
CONSOLIDATED BALANCE SHEETS

	June 30, 2003	December 31, 2002

ASSETS	(unaudited)
CURRENT
Cash and cash equivalents	$ 512	$ -
Prepaid expenses	2,825	2,873

Total current assets	3,337	2,873
ADVANCES TO AN AFFILIATED COMPANY (note 4)	296,636	427,543
PATENTS	30,128	39,327

TOTAL ASSETS	$ 330,101	$ 469,743

LIABILITIES
CURRENT
Accounts payable	$ 341,972	$ 316,948
Accrued expenses (including accrued interest of $4,543 as of June 30, 2003 and $3,123 as of December 31, 2002-note 5)	71,270	48,123
Advances from related parties (note 5)	160,139	52,697

Total current liabilities	573,381	417,768
PROVISIONS AND LIABILITIES RELATED TO TRANSFER OF OWNERSHIP OF SUBSIDIARY (note 4)	337,056	468,177

TOTAL LIABILITIES AND PROVISIONS	910,437	885,945

Going concern (note 1)
Commitments and contingencies (note 10)
CAPITAL DEFICIENCY
Authorized (note 6):
Preferred stock; par value $0.0001 per share, 2,000,000 shares
Common stock; par value $0.0001 per share, 15,000,000 shares
Issued (note 6):
Series 'A' convertible preferred stock; Liquidation preference $1 per share, or $1,000 total; 1,000 shares issued and outstanding as of June 30, 2003 and December 31, 2002	1	1
Series 'B' convertible preferred stock; Liquidation preference $2 per share, or $483,336 total; 241,668 shares issued and outstanding as of June 30, 2003 and December 31, 2002	242	242
Common stock; 11,407,269 shares issued and outstanding as of June 30, 2003 and December 31, 2002	1,141	1,141
Additional paid-in capital	2,967,683	2,836,562
Deficiency accumulated during the development stage	(3,539,403)	(3,254,148)

TOTAL CAPITAL DEFICIENCY	(580,336)	(416,202)

TOTAL LIABILITIES AND CAPITAL DEFICIENCY	$ 330,101	$ 469,743

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets

CLEAN ENERGY COMBUSTION SYSTEMS, INC.
(a development stage enterprise)
  (expressed in U.S. dollars)
CONSOLIDATED STATEMENTS OF OPERATIONS

x

	Three Months Ended June 30,		Six Months Ended June 30,		Jan. 1, 1999 to June 30, 2003 (Cumulative)
	2003	2002	2003	2002

	(------------------------------------------------------unaudited-------------------------------------------------)
ADMINISTRATION AND MARKETING EXPENSES
Accounting	$ 9,017	$ 2,134	$ 16,145	$ 8,487	$ 95,296
Administrative wages, benefits and contract fees	25,570	34,142	56,247	67,109	656,473
Amortization	-	-	-	-	45,027
Communications	2,101	1,299	3,804	2,849	40,763
Foreign exchange (gain) loss	-	(116)	(71)	(116)	(27,570)
Interest	1,112	22,775	1,818	27,698	91,808
Legal and patent maintenance	8,368	6,534	16,913	6,818	372,353
Marketing	10,823	15,193	38,842	26,279	386,208
Occupancy	2,705	-	5,325	-	105,154
Office and miscellaneous	-	2,462	1,428	4,450	104,365
Write-down of patents	-	-	9199	-	9,199
Professional fees	-	-	-	-	15,972
Transfer agent fees	$ 190	520	2,955	520	38,266

Total administration and marketing	59,886	84,423	152,605	144,094	1,933,314
RESEARCH AND DEVELOPMENT EXPENSES (note 3)
Wages and other direct costs	42,534	98,676	116,448	203,865	1,249,656
Overhead	10,851	21,390	26,202	51,791	366,433

Total research and development	53,385	120,066	142,650	255,656	1,616,089
TOTAL EXPENSES AND NET LOSS FOR THE PERIOD	$ (113,271)	$ (204,489)	$ (295,255)	$ (399,750)	$ (3,549,403)

BASIC AND DILUTED NET LOSS PER SHARE OF COMMON STOCK (note 2)	$ (0.01)	$ (0.02)	$ (0.03)	$ (0.04)

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING	11,407,269	10,382,695	11,407,269	10,382,695

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements of operations

CLEAN ENERGY COMBUSTION SYSTEMS, INC.
(a development stage enterprise)
(expressed in U.S. dollars)
CONSOLIDATED STATEMENTS OF CAPITAL DEFICIENCY

	Series 'A' Preferred Stock		Series 'B' Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated During The Development Stage
	Shares	Amount	Shares	Amount	Shares	Amount		Period	Cumulative

	(Six-month Interim Period Ended June 30, 2003-unaudited)
Issued on incorporation	1,000	$ 1	-	$ -	9,643,750	$ 964	$ 535	$ -	$ 1,500
Private placement	-	-	250,001	250	-	-	499,752	-	500,002
Vesting of previously issued but unexercised warrants granted to consultant (note 6)	-	-	-	-	-	-	2,000	-	2,000
Net loss for the period ended December 31, 1999	-	-	-	-	-	-	-	(639,404)	(639,404)

Balance, December 31, 1999	1,000	1	250,001	250	9,643,750	964	502,287	(639,404)	(135,902)

Vesting of previously issued but unexercised warrants granted to consultant (note 6)	-	-	-	-	-	-	18,500	-	18,500
Issued on conversion of promissory note	-	-	-	-	487,944	49	975,838	-	975,887
Net loss for the year ended December 31, 2000	-	-	-	-	-	-	-	(907,826)	(907,826)

Balance, December 31, 2000	1,000	1	250,001	250	10,131,694	1,013	1,496,625	(1,547,230)	(49,341)

Vesting of previously issued but unexercised warrants granted to consultant (note 6)	-	-	-	-	-	-	30,601	-	30,601
Disposition of subsidiary (note 4)	-	-	-	-	-	-	294,522	-	294,522
Net loss for the year ended December 31, 2001	-	-	-	-	-	-	-	(812,445)	(812,445)

Balance, December 31, 2001	1,000	1	250,001	250	10,131,694	1,013	1,821,748	(2,359,675)	(536,663)

Conversion of series 'B' convertible preferred stock into common stock		-	(8,333)	(8)	8,333	1	7	-	-
Conversion of loans and other debt to common stock	-	-	-	-	1,267,242	127	823,581		823,708
Reduction of provision for liability related to transfer of subsidiary (note 4)	-	-	-		-	-	191,226		191,226
Net loss for the year ended December 31, 2002	-	-	-	-	-	-	-	(894,473)	(894,473)

Balance, December 31, 2002	1,000	1	241,668	242	11,407,269	1,141	2,836,562	(3,254,148)	(416,202)

Reduction of provision for liability related to transfer of subsidiary (note 4)	-	-	-	-	-	-	131,121	-	131,121
Net loss for the six-month period ended June 30, 2003	-	-	-	-	-	-	-	(295,255)	(295,255)

Balance, June 30, 2003	1,000	$ 1	241,668	$ 242	11,407,269	$ 1,141	$ 2,967,683	$ (3,549,403)	$ (580,336)

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements of capital deficiency

CLEAN ENERGY COMBUSTION SYSTEMS, INC.
(a development stage enterprise)
(expressed in U.S. dollars)
CONSOLIDATED STATEMENTS OF CASH FLOW

	Three-months Ended June 30,		Six-months Ended June 30,		Jan. 1, 1999 to June 30, 2003 (Cumulative)
	2003	2002	2003	2002

	(--------------------------------------------------unaudited------------------------------------------------)
OPERATING ACTIVITIES
Total expenses and net loss	$ (113,271)	$ (204,489)	$ (295,255)	$ (297,959)	$ (3,549,403)
Adjustments to reconcile total expenses and net loss to net cash utilized in operating activities:
Amortization	-	-	-	-	45,027
Non-cash consulting expense	-	-	-	-	51,101
Write-down of patents	-	-	9,199	-	9,199
Change in operating assets and liabilities:
Accounts receivable and prepaid expenses	-	(2,825)	48	(2,825)	(21,144)
Accounts payable	(15,663)	19,685	25,024	169,689	1,001,331
Accrued liabilities	14,714	44,375	23,147	49,298	253,639

Net cash used in operating activities	(114,220)	(143,254)	(237,837)	(81,797)	(2,210,250)

INVESTING ACTIVITIES
Additions to patents	-	(480)	-	(1,278)	(39,327)
Purchase of property and equipment	-	-	-	-	(92,791)

Net cash provided by (used in) investing activities	-	(480)	-	(1,278)	(132,118)

FINANCING ACTIVITIES
Advances from (to) an affiliated company	51,487	(119,155)	130,907	(199,814)	115,202
Advances from (to) shareholders (note 5)	-	-	-	-	273,779
Advances from (to) related parties	63,127	262,889	107,442	282,889	478,561
Net proceeds from disposal of subsidiary	-	-	-	-	(2,051)
Proceeds from issue of common stock	-	-	-	-	976,887
Proceeds from issue of series 'A' convertible preferred stock	-	-	-	-	500
Proceeds from issue of series 'B' convertible preferred stock	-	-	-	-	500,002
Net cash provided by financing activities	114,614	143,734	238,349	83,075	2,342,880

NET DECREASE IN CASH AND CASH EQUIVALENTS	394	-	512	-	512

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	118	-	-	-	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 512	$ -	$ 512	$ -	$ 512

SUPPLEMENTAL SCHEDULE OF INTEREST AND INCOME TAXES PAID

Interest paid for the periods ended June 30, 2003 and June 30, 2002 and the cumulative period ended June 30, 2003 was $1,818, $27,698 and $91,808, respectively, and income taxes paid for each of the periods ended June 30, 2003 and June 30, 2002 and the cumulative period ended June 30, 2003 was $0.

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

  Since we have not generated operating revenues to date, we should be considered a development stage enterprise. As of June 30, 2003, we have incurred losses from inception totalling $3,549,403, have a working capital deficiency of $570,044, and do not currently have the financial resources to complete our business plan. Our ability to continue as a going concern will be dependent upon our ability to attain future profitable operations and to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. External financing, predominately in the short-term by loans from affiliated parties and project grants or financings, in the longer-term through the issuance of equity or debt, will be sought to finance development of our products; however, there can be no assurance that sufficient funds will be raised. These factors, among others, indicate that we may be unable to continue as a going concern for a reasonable period of time. In the event that we are unable to generate sufficient capital to meet our current operating expenses, Clean Energy will be required to reevaluate our planned expenditures and allocate our total resources in such manner as our board of directors and management deem to be in our best interest. This may result in a substantial reduction of the scope of our existing and planned operations. Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or the amount and classifications of liabilities that might be necessary, should we be unable to continue as a going concern.

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

  Property And Equipment

  We have historically stated property and equipment at cost, and then recorded amortization on these assets on a straight-line basis over their respective estimated service lives. As a consequence of the divestiture of our research and development subsidiary on December 31, 2001, Clean Energy holds no property or equipment at the date of these financials statements. All property and equipment used by Clean Energy is currently leased from Clean Energy Research Inc. as part of an overhead charge. See note 3.

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

CLEAN ENERGY COMBUSTION SYSTEMS, INC.
(a development stage enterprise)
(expressed in U.S. dollars)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  \In December 2002, the FASB issued SFAS No. 148, Accounting for Stock Based Compensation-Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock Based Compensation, to provide methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation, as well as requiring prominent disclosure about the method and effect of accounting for stock-based compensation. We adopted SFAS No. 148 in the fourth quarter of 2002 on a prospective basis. The adoption of SFAS No. 148 did not have a significant impact on our consolidated financial position or results of operations.

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
3.       Research And Development Activities

  The bulk of our research and development activities are currently conducted through Clean Energy Research Inc. ("Clean Energy Research"), a service corporation owned and controlled by Mr. Barry A. Sheahan, our Chief Financial Officer and a director, pursuant to a cost plus research and development contract entered into effective as of January 1, 2003. Under that agreement, Clean Energy Research provides pre-approved budgeted pulse combustion research and development services to Clean Energy USA (our wholly-owned subsidiary company), and invoices the latter company for its budgeted costs, related overhead and a 10% mark-up. The purpose of conducting research and development activities on an arms'-length basis through an entity owned and controlled by an affiliate as described is to preserve our ability to indirectly benefit from certain grants and tax-incentive programs offered in both the United States and Canada, which we could not otherwise directly utilize by reason of our becoming a public company whose stock is publicly traded.

  Prior to entering into the noted agreement with Clean Energy Research, we conducted the bulk of our research and development activities from January 1, 2002 pursuant to a letter of intent containing similar provisions entered into between Clean Energy USA and Clean Energy Technologies (Canada) Inc., a British Columbia corporation owned and controlled by another of our affiliates ("Clean Energy Technologies"), which had been our wholly-owned research and development subsidiary through December 31, 2001. Effective January 1, 2003, Clean Energy Technologies transferred its property and equipment and assigned its leasehold interests to Clean Energy Research through McSheahan Enterprises, Ltd. ("McSheahan Enterprises"), a personal service corporation owned and controlled by Mr. Barry A. Sheahan. As part of these transactions, Clean Energy Research also assumed certain liabilities of Clean Energy Technologies as of January 1, 2003, including advances made by Clean Energy to Clean Energy Technologies, and the relationship with Clean Energy Technologies was terminated. See note 4.

CLEAN ENERGY COMBUSTION SYSTEMS, INC.
(a development stage enterprise)
(expressed in U.S. dollars)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 4.       Provisions And Liabilities Related To Transfer Of Subsidiary

  In December 31, 2001, we sold all of the shares of our research and development subsidiary, Clean Energy Technologies, to one of our principal shareholders and directors as of that date, Mr. John D. Chato, for the sum of $1, and concurrently entered into a research and development letter of intent with that company on a cost-plus basis. See note 3. No pro forma disclosure has been provided in connection with the transfer, as there has been no significant change to our operating expenses in connection with the transfer and related transactions. As a consequence of that sale, we recorded an increase of $294,522 to our additional paid-in capital on December 31, 2001, calculated as follows:

Proceeds from disposition	$ 1
Net liabilities of Clean Energy Technologies on date of disposition	2,095,253
Offset of provisions and liabilities related to transfer of ownership	(659,403)
Offset against amount due from Clean Energy Technologies related to research and development charges	(1,141,328)

Net increase in additional paid-in capital	$ 294,522

  The provisions and liabilities related to transfer of ownership in the amount of $659,403 itemized in the above table reflects total amounts advanced to Clean Energy Technologies and amounts payable by Clean Energy Technologies which we may have to satisfy by reason of our prior relationship with Clean Energy Technologies. Since originally recording this charge on December 31, 2001, our liability for advances decreased by the net amount of $74,081, while our liability for obligations decreased by $248,266 (including, with respect to the six-month interim period ended June 30, 2003, a decrease in our liability for advances by the net amount of $130,908, and a decrease in our liability for obligations of $213). The net of these amounts since December 31, 2001 is a decrease of $322,347 (including, with respect to the six-month interim period ended June 30, 2003, a net decrease of $131,121), which net amount has been credited to additional paid-in capital as a reduction of provision for liabilities related to the transfer of subsidiary. Details of provisions and liabilities related to transfer of ownership of Clean Energy Technologies are as follows:
	June 30, 2003	December 31, 2002

Valuation allowance related to advances to an affiliated company	$ 296,636	$ 427,543
Liabilities related to transfer of ownership	40,421	40,634

	$ 337,056	$ 468,177

  As at December 31, 2002, we had advanced $427,543 (CDN $667,872) to Clean Energy Technologies, which obligation has since been assumed by Clean Energy Research with the concomitant release of Clean Energy Technologies effective as of January 1, 2003. As at June 30, 2003, the advances had been reduced by net payments in the amount of $130,907 (CDN $211,703) by Clean Energy Research, decreasing its total obligation for advances to Clean Energy to $296,626 (CDN $456,169), after taking into consideration the advances assumed from Clean Energy Technologies. These advances are non-interest bearing, are repayable in Canadian dollars and have no specific terms of repayment.

  As the repayment of these advances by Clean Energy Research is dependant in part on Clean Energy acquiring sufficient funding to honor our research and development contract with Clean Energy Research, thereby providing it with a source of funds to repay the advances, a valuation allowance equal to the full amount of the advances has been set up and the net gain on disposition of subsidiary was reduced accordingly. This allowance has been decreased to reflect the net reduction in advances in the current period.

5.      Advances From Related Parties

  Summarized below are our advances and borrowing from related parties as of June 30, 2003 and December 31, 2002:
	June 30, 2003	December 31, 2002

Advances from officers, directors & principal shareholders	$ 79,070	$ -
Advances from minority shareholders	81,069	52,697

Total	$ 160,139	$ 52,697

  The advances from officers, directors and principal shareholders reflect advances by Mr. R. Dirk Stinson, a director and the current President of Clean Energy and an indirect principal shareholder of Clean Energy through Ravenscraig Properties Ltd. These advances are unsecured, bear interest at the rate of 8.75% per annum, are repayable in Canadian dollars, and have no specific terms of repayment. Interest of $0 as at June 30, 2003 has been accrued. Pursuant to the underlying loan agreement, Mr. R. Dirk Stinson has the right to convert any portion of outstanding indebtedness into common shares at a conversion rate equal to 80% of the average market trading price for the 30 day period prior to conversion, but not to exceed $2 per share.

  The majority of advances from minority shareholders bear no interest and have no specific terms of repayment. Interest of $4,543 as at June 30, 2003 has been accrued.

CLEAN ENERGY COMBUSTION SYSTEMS, INC.
(a development stage enterprise)
(expressed in U.S. dollars)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.       Share Capital

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

7.       Employee And Director Stock Options

Through June 30, 2003, the only stock plan pursuant to which Clean Energy has made grants to employees and directors of our company has been the 1999 Clean Energy Combustion Systems, Inc. Stock Plan (the "1999 Plan"), pursuant to which 1,000,000 common shares are reserved for issuance to directors, employees and consultants in the form of stock options or outright stock grants. We have summarized below all outstanding options under the 1999 Plan as of June 30, 2003:

CLEAN ENERGY COMBUSTION SYSTEMS, INC.
(a development stage enterprise)
(expressed in U.S. dollars)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Type Of Option	Grant Dates	Exercise Prices	As of June 30, 2003
			Outstanding	Vested and Exercisable

Options granted to directors	1-20-01 to 3-15-02	$2.00	240,000	180,000
Options granted to executive officers(1)	3-5-99 to 12-1-02	$2.00	264,000	232,000
Options granted to employees	3-5-99 to 2-8-01	$2.00 to $3.00	100,000	88,000

			604,000

(1)  Includes options granted to executive officer-directors in their capacities as employees.

The director options outstanding as of June 30, 2003 generally vest one-third each on the first through third anniversaries of the grant date, respectively, based upon the continued provision of services as a director. Except for options issued under management service agreements described below, the executive officer and employee options outstanding as of June 30, 2003 generally vest over five years from the grant date, based upon the continued provision of services as an executive officer or employee, although some employee options provide for one-year vesting. The exercise prices for the options, which range from $2 to $3, were fixed before Clean Energy's common shares were publicly traded, and were based upon the prior sales price for convertible series 'B' preferred shares to non-related parties. All of the director, executive officer and employee options generally lapse, if unexercised, five years from the date of vesting.

Effective April 1, 2001 Clean Energy entered into annually-renewable management services agreements with JPT 2 Holdings and McSheahan Enterprises, personal service corporations controlled by Messrs. John P. Thuot and Barry A. Sheahan, respectively, pursuant to which Mr. Thuot provided management services as President to Clean Energy and Mr. Sheahan provided management services as Chief Financial Officer of Clean Energy, respectively. Under these agreements, each corporation was granted options to purchase 1,000 common shares at an exercise price of $2 per share for each month of service provided by the executive officer. These options expire five years subsequent to their date of grant (see note 10).

During the current six-month period, outstanding options decreased by a net amount of 34,000, representing the difference being the cancellation of 40,000 previously issued options and the grant of 6,000 new options pursuant to the agreement with McSheahan Enterprises noted above.

 8.       Common Share Purchase Warrants

  During 1999, we issued 36,000 stand-alone common share purchase warrants as additional consideration pursuant to a public relations services agreement pursuant to which the holder is given the right to purchase 36,000 common shares at $2 per share. The right to exercise these warrants vests in equal monthly instalments over a twenty-four month period, and each instalments lapses five years after date of vesting. As at June 30, 2003, all of the 36,000 shares have vested and none have been exercised.

  During 2002, we issued 36,000 stand-alone common share purchase warrants as additional consideration pursuant to a public relations services agreement pursuant to which the holder is given the right to purchase 36,000 common shares at $2 per share. The right to exercise these warrants vests in equal monthly instalments over a twelve month period, and each instalments lapses five years after date of vesting. As at June 30, 2003, all of the 36,000 shares have vested and none have been exercised.

CLEAN ENERGY COMBUSTION SYSTEMS, INC.
(a development stage enterprise)
(expressed in U.S. dollars)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.       Financial Instruments

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

10.     Other Commitments And Contingencies

Effective April 1, 2001 Clean Energy entered into management services agreements with JPT 2 Holdings and McSheahan Enterprises, personal service corporations controlled by Messrs. John P. Thuot and Barry A. Sheahan, respectively, pursuant to which Mr. Thuot provided management services as President to Clean Energy and Mr. Sheahan provided management services as Chief Financial Officer of Clean Energy, respectively. Each agreement has a one-year initial term, renews automatically for successive one-year terms, and replaces a prior employment agreement with the named executive officer. Under the initial agreement, Clean Energy agreed to pay each corporation CDN $8,000 per month for the provision of management services by the executive officer, and to grant options to 1,000 common shares at an exercise price of $2 per share for each month of service by the executive officer. These options expire five years subsequent to their date of grant. Both agreements were renewed on April 1, 2002, with the payment increased to CDN $8,400 per month. Effective September 1, 2002, the agreement with JPT 2 Holdings was amended to reduce the payment under that agreement to CDN $2,000 per month, and to terminate the grant of options effective August 2, 2002. The agreement with McSheahan Enterprises was renewed on April 1, 2003, with the payment increased to CDN $8,800 per month.

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

Effective January 1, 2003, we entered into a research and development contract with McSheahan Enterprises, a personal service corporation owned and controlled by Mr. Barry A. Sheahan, our Chief Financial Officer and a director. That agreement was assigned by McSheahan Enterprises Ltd. to Clean Energy Research Inc., with an effective date of January 1, 2003. Under that agreement, Clean Energy Research agreed to provide pre-approved budgeted pulse combustion research and development services to Clean Energy USA, and to invoice the latter company for its budgeted costs, related overhead and a 10% mark-up. The purpose of entering into a research and development arrangement with Clean Energy Research on the noted arms-length basis was to continue to preserve our ability to indirectly benefit from certain grants and tax-incentive programs offered in both the United States and Canada, which we could not otherwise directly utilize by reason of our becoming a public company whose stock was publicly traded.

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

The consolidated results of operations for the six-month interim periods ended June 30, 2003 included in this quarterly report are not necessarily predictive of results to be expected for our full fiscal year ended December 31, 2003.

Results Of Operations

Operating Revenues

We had no revenues for our six-month and three-month interim fiscal periods ended June 30, 2003 and June 30, 2002, respectively.

Operating Loss

We incurred an operating loss of $295,255 for our six-month interim period ended June 30, 2003, as compared to $399,750 for the corresponding interim period in fiscal 2002, representing a $104,495 or 26.14% overall decrease. For our three-month interim period ended June 30, 2003, we incurred an operating loss of $113,271, as compared to $204,489 for the corresponding interim period in fiscal 2002, representing a decrease of $91,218 or 44.61%.

The 26.14% overall decrease in our operating loss for our six-month interim period ended June 30, 2003 over the corresponding interim period in fiscal 2002 was primarily attributable to a $113,006, or 44.2%, decrease in research & development expenses from $255,656 to $142,650; partially offset by a $8,511, or 5.91%, increase in administration and marketing expenses from $144,094 to $152,605 The 44.61% overall decrease in our operating loss for our three-month interim period ended June 30, 2003 over the corresponding interim period in fiscal 2002 was primarily attributable to a $66,681, or 55.54%, decrease in research & development expenses from $120,066 to $53,385; and a $24,537, or 29.06%, decrease in administration and marketing expenses from $84,423 to $59,886. The increase in administration expense for our six-month interim period ended

June 30, 2003 over the corresponding interim period in fiscal 2002 was primarily attributable to patent expense associated with writing off of our diesel technology patents which have been abandoned, as well as increased marketing costs, including travel. The decrease in administration expense for our three-month interim period ended June 30, 2003 over the corresponding interim period in fiscal 2002 was primarily attributable to reduced interest costs. Research and development expense generally relates to the cost to develop, improve and test our burner systems and related components. These costs are incurred by way of a cost-plus contract with Clean Energy Research. The decrease in research and development expense for our six-month and three-month interim periods ended June 30, 2003 over the corresponding interim periods in fiscal 2002 was primarily attributable to reduction in full-time staff.

Relationships And Transactions On Terms That Would Not Be Available From Clearly Independent Third Parties

During the six-month interim period ended June 30, 2003, we did not enter into any transactions with any parties that are not clearly independent on terms that would be more favorable than that which might have been available from other clearly independent third parties.

Liquidity And Capital Resources

Sources of Cash

Our cash flow requirements from our inception through June 30, 2003 have been principally funded by:

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

There are no guarantees, commitments, lease and debt agreements or other agreements that could trigger adverse change in our credit rating, earnings, cash flows or stock price, including requirements to perform under standby agreements, other than (1) a default in our obligations under our office lease in the amount of $13,150 (CDN$19,068) and (2) term and contingent liabilities of Clean Energy Research in the amount of $40,421 as of June 30, 2003 which arose from contracts previously entered into by Clean Energy either jointly with, or on behalf of, Clean Energy Technologies before its transfer in on December 31, 2001 by Clean Energy. These contingent liabilities are included as part of our liabilities relating to Clean Energy Research in our consolidated balance sheet.

Current Cash Position and Historical Changes In Cash Position

Our cash and cash equivalents position as of June 30, 2003 was $512, as compared to $0 as of December 31, 2002. Our cash and cash equivalents position as of June 30, 2002 and December 31, 2001 were each $0.

For the six month period ended June 30, 2003, we generated $238,349 in cash from financing activities, partially offset by $237,837 in cash used in operating activities. For the six month period ended June 30, 2002, there was a net increase in our cash position of $512, from zero to $512, as the $238,349 in cash we generated from financing activities was partially by $237,837 in cash used in operating activities.

Our operating activities required cash in the amount of $237,837 for our six-month interim period ended June 30, 2003, as compared to cash requirements of 81,797 for the corresponding interim period in fiscal 2002. The $237,837 of cash used in operating activities for our six-month interim period ended June 30, 2003 reflected our net loss of $295,255 for that period, as decreased for non-cash deductions and a net increase in non-cash working capital balances. The $81,797 of cash used in operating activities for our six-month interim period ended June 30, 2002 reflected our net loss of $297,959 for that period, as decreased for non-cash deductions and a net increase in non-cash working capital balances.

There were no investing activities for our six-month interim period ended June 30, 2003, as compared to $1,278 of cash used for investing activities for the corresponding interim period in fiscal 2002. There were no purchases of property or equipment, or investment in patents for our six-month interim period ended June 30, 2003 compared to $1,278 invested in patents for the corresponding interim period in fiscal 2002.

We raised $238,349 in cash from financing activities for our six-month interim period ended June 30, 2003, as compared to $83,075 in cash raised from financing activities for the corresponding interim period in fiscal 2002. The $238,349 cash raised through financing activities for our six-month interim period ended June 30, 2003 was principally comprised of $107,442 in funds advanced by shareholders and related parties, and $130,907 repayment of advances to an affiliated company. The $83,075 in cash raised through financing activities for our six-month interim period ended June 30, 2002 was principally comprised of $282,889 in funds advanced by shareholders and related parties, partially offset by $199,814 of advances to an affiliated company

Plan Of Operation And Prospective Capital Requirements

Our ability to continue as a going concern will be dependent upon our entering into revenue producing contracts and raising additional working capital to fund these contracts, conduct addition research and development activities through our contract with Clean Energy Research and fully implement our longer-term business plan and marketing strategies. We anticipate that we will need to raise at least $850,000 to fund our projected operating, research and development and project costs over the next twelve months assuming we continue to stay our longer-term projects, and at least $5,000,000 in working capital (including the $850,000 noted above) to fully implement our business plan and marketing strategies including the acquisition of the necessary plant, equipment and personnel to pursue our longer-term projects. These estimates will be subject to significant change based upon any contracts we may enter into and/or additional capital we may raise, including any grant monies we or Clean Energy Research may receive.

Our operating expenses are currently being funded in part through advances made by our President, Mr. R. Dirk Stinson. We cannot give you any assurance that Mr. Stinson will remain in a position to continue to partially fund our operations. We have made no binding arrangements or received binding commitments to obtain additional working capital as of the date of this quarterly report.

Our intent is to raise additional working capital to fund our ongoing capital and operational requirements in one or more increments through contract advances, public or private sales of debt or equity securities, debt financing or short-term loans, or a combination of the foregoing. We currently are in contact with, and over the past year have also been in contact with, a number of financing sources, including investors, lenders and finders, relative to funding our ongoing capital requirements. We have not to date, however, received commitments from any of these sources on terms our board deems acceptable. Our ability to raise monies has also been impacted in part by poor general economic conditions and enhanced risks associated in investing in development stage ventures.

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

Foreign Exchange

We recorded no foreign currency translation gain or loss for our six-month period ended June 30, 2003. We cannot give you any assurance that our future operating results will not be adversely affected by currency exchange rate fluctuations. See that section of this quarterly report captioned "Quantitative and Qualitative Disclosure About Market Risk" for a description of other aspects of our company that may be potentially affected by foreign exchange fluctuations.

We recorded a $71 foreign currency translation gain for our six-month period ended June 30, 2003 as an administration expense recovery item on our statements of operations and deficiency in assets in consolidating our books for financial reporting purposes as the result of the fluctuation in United States-Canadian currency exchange rates during that period. We cannot give you any assurance that our future operating results will not be similarly adversely affected by currency exchange rate fluctuations. See that section of this quarterly report captioned "Quantitative and Qualitative Disclosure About Market Risk" for a description of other aspects of our company that may be potentially affected by foreign exchange fluctuations.

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

We have accumulated losses since our inception and our continued inability to generate revenues and profits would adversely affect our ability to complete pending project proposals, introduce our products to the market and raise additional working capital, and could ultimately force us to suspend our operations and even liquidate our assets and wind-up and dissolve our company

We are a developmental stage company since we have not commenced commercial sales of our burner technologies and have no revenues to date. Our failure to generate revenues and ultimately profits would, in the shorter-term, adversely affect our ability to complete our pending project proposals and introduce burner products using our technologies onto the market and to compete, with consequential delays in our ability to generate revenues and profits; and raise additional working capital; and in the longer-term, force us to suspend our operations, and possibly even liquidate our assets and wind-up and dissolve our company. We do not anticipate that we will generate revenues for at least twelve months at the earliest, assuming that one or more of our pending projects lead to a commercial contract. We have, as a result of our lack of revenues, incurred operating losses in the amount of $3,549,403 from our inception through June 30, 2003, and we anticipate that we will continue to incur substantial operating losses for the foreseeable future, despite any revenues we may receive in the short-term from any of our pending projects, due to the significant costs associated with the development and marketing of our burner technologies. We cannot give you any assurance that we will generate revenues or profits in the near future or at all.

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

Our inability to effectively manage our growth would adversely affect our ability to introduce our products to the market, generate revenues and profits, and raise additional working capital

Our success will depend upon the rapid expansion of our business. Our inability to effectively manage our growth, or the failure of our new personnel to achieve anticipated performance levels, would adversely affect our ability to complete our pending project proposals and introduce burner products using our technologies onto the market and to compete, with consequential delays in our ability to generate revenues and profits; and raise additional working capital. Expansion will place a significant strain on our financial, management and other resources, and will require us, among other things, to change, expand and improve our operating, managerial and financial systems and controls; improve the coordination between our various corporate functions; and hire additional engineering, sales and marketing, customer service and managerial personnel. We cannot give you any assurance that our efforts to hiring or retain these personnel will be successful, or that we will be able to manage the expansion of our business effectively.

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

Sales of substantial amounts of the common shares on the public market, or the perception that substantial sales could occur, could adversely affect the prevailing market prices for those shares and also, to the extent the prevailing market price for the common shares is reduced, adversely impact our ability to raise additional capital in the equity markets. In addition, employees, directors and consultants of Clean Energy currently hold vested options entitling them to acquire 500,000 common shares. Should these persons exercise these options, it is likely they would sell some or all of the underlying common shares on the public markets in order to procure liquidity to pay taxes as well as other reasons they may deem pertinent.

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

Our current principal shareholders will continue to control our company, and will accordingly retain the power to substantially influence corporate actions that conflict with the interests of public shareholders

Our present executive officers and directors will, as a group, hold approximately 35% of our common shares and, as consequence, hold the power to substantially influence corporate actions that conflict with the interests of our public shareholders, including our business expansion or acquisition policies; whether we should raise additional capital through financing or equity sources, and in what amounts; whether we should retain cash reserves for future product development, or distribute them as a dividend, and in what amounts; whether we should sell all or a substantial portion of our assets, or should merge or consolidate with another corporation; and transactions which may cause or prevent a change in control or the winding-up and dissolution of our company.

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

Dated at Burnaby, British Columbia, this 24th day of July, 2003.

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

Date: July 24, 2003	By: /s/ R. Dirk Stinson
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

Date: July 24, 2003	By: /s/ Barry A. Sheahan
Barry A. Sheahan, C.A. Chief Financial Officer (principal accounting and financial officer)