Form 10-Q
period 2003-09-30
CLEAN ENERGY COMBUSTION SYSTEMS INC
filed 2003-11-14
CIK 1096013

Securities And Exchange Commission
Washington, D.C. 20549

_________________

FORM 10-Q

_________________

(Mark One)
Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934 For The Nine-month Period Ended September 30, 2003; Or
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

14,571,951 shares of common stock, par value $0.0001 per share, as of November 14, 2003

INTRODUCTORY NOTE

The information in this quarterly report is current as of the date of this quarterly report (November 14, 2003), unless an earlier date is specified. We conduct our transactions in the currency of both the United States and Canada, although we consider the United States dollar to be our functional and reporting currency. All references to "dollars" in this quarterly report refer to United States or U.S. dollars unless specific reference is made to Canadian or CDN dollars. For information relative to rates of exchange and currency conversion, see that section contained in explanatory note 2 to our interim consolidated financial statements included in this quarterly report captioned "Foreign Currency Translation".

We prepare our interim consolidated financial statements in accordance with United States generally accepted accounting principles. Our consolidated financial condition and results of operations for the nine-month interim period ended September 30, 2003 are not necessarily indicative of our prospective consolidated financial condition and results of operations for the full fiscal year ended December 31, 2003. The interim consolidated financial statements presented in this quarterly report as well as other information relating to our company contained in this quarterly report should be read in conjunction with the annual consolidated financial statements and more detailed background information relating to our company and our business contained in our annual report on form 10-K for our fiscal year ended December 31, 2002.

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

When reading any forward looking statement you should remain mindful that actual results or developments may vary substantially from those expected as expressed in or implied by that statement for a number of reasons or factors including, by way of example and not limitation, (1) the various risks and uncertainties described in this special note or elsewhere in this quarterly report, and (2) our current and prospective financial requirements and current and prospective lack of capital; our inability to satisfactorily complete pending or new project proposals (including with prospective licensees or joint venture partners) and enter into binding revenue-producing contracts based upon those proposals; our overall inability or that of our licensees or joint venture partners, if any, to design, test, manufacture and sell pulse combustors on a profitable basis, including as a result of insufficient consumer acceptance of and demand for pulse combustors; regulatory constraints, and changes in our business plan and corporate strategies or those of our joint venture partners. Each forward-looking statement should be read in context with, and with an understanding of, the various other disclosures concerning our company and our business made elsewhere in this quarterly report as well as other pubic reports filed with the United States Securities and Exchange Commission (the "SEC"). You should not place undue reliance on any forward-looking statement as a prediction of actual results or developments.

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

CLEAN ENERGY COMBUSTION SYSTEMS, INC.
(a development stage enterprise)
(expressed in U.S. dollars)
CONSOLIDATED BALANCE SHEETS

	September 30, 2003	December 31, 2002

ASSETS	(unaudited)
CURRENT
Cash and cash equivalents	$ 299	$ -
Prepaid expenses	2,825	2,873

Total current assets	3,124	2,873
ADVANCES TO AN AFFILIATED COMPANY (note 4)	297,280	427,543
PATENTS	30,128	39,327

TOTAL ASSETS	$ 330,532	$ 469,743

LIABILITIES
CURRENT
Accounts payable	$ 235,253	$ 316,948
Accrued expenses (including accrued interest of $NIL as of September 30, 2003 and $3,123 as of December 31, 2002-note 5)	59,000	48,123
Advances from related parties (note 5)	32,626	52,697

Total current liabilities	326,879	417,768
PROVISIONS AND LIABILITIES RELATED TO TRANSFER OF OWNERSHIP OF SUBSIDIARY (note 4)	335,592	468,177
TOTAL LIABILITIES AND PROVISIONS	662,471	885,945
Going concern (note 1)
Commitments and contingencies (note 10)
CAPITAL DEFICIENCY
Authorized (note 6):
Preferred stock; par value $0.0001 per share, 2,000,000 shares
Common stock; par value $0.0001 per share, 15,000,000 shares
Issued (note 6):
Series 'A' convertible preferred stock; Liquidation preference $1 per share, or $1,000 total; 1,000 shares issued and outstanding as of September 30, 2003 and December 31, 2002	1	1
Series 'B' convertible preferred stock; Liquidation preference $2 per share, or $483,336 total; 241,668 shares issued and outstanding as of September 30, 2003 and December 31, 2002	242	242
Common stock; 14,571,951 and 11,407,269 shares issued and outstanding as of September 30, 2003 and December 31, 2002, respectively	1,457	1,141
Additional paid-in capital	3,325,631	2,836,562
Deficiency accumulated during the development stage	(3,659,270)	(3,254,148)

TOTAL CAPITAL DEFICIENCY	(331,939)	(416,202)

TOTAL LIABILITIES AND CAPITAL DEFICIENCY	$ 330,532	$ 469,743

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets

CLEAN ENERGY COMBUSTION SYSTEMS, INC.
(a development stage enterprise)
  (expressed in U.S. dollars)
CONSOLIDATED STATEMENTS OF OPERATIONS
	Nine Months Ended September 30,		Nine Months Ended September 30,		Jan. 1, 1999 to Sept. 30, 2003 (Cumulative)
	2003	2002	2003	2002

	(ß -----------------------------------------unaudited---------------------------------------------à )
ADMINISTRATION AND MARKETING EXPENSES
Accounting	$ 1,035	$ 900	$ 17,180	$ 9,387	$ 96,331
Administrative wages, benefits and contract fees	26,400	27,197	82,647	94,306	682,873
Amortization	-	-	-	-	45,027
Communications	4,866	2,295	8,670	5,144	45,629
Foreign exchange (gain) loss	3,413	(36)	3,342	(152)	(24,157)
Interest	250	7,247	2,068	34,945	92,058
Legal and patent maintenance	10,132	11,466	27,045	18,284	382,485
Marketing	10,551	14,948	49,393	41,227	396,759
Occupancy	2,605	-	7,930	-	107,759
Office and miscellaneous	431	2,742	1,859	7,192	104,796
Write-down of patents	-	-	9,199	-	9,199
Professional fees	-	-	-	520	15,972
Transfer agent fees	255	900	3,210	9,387	38,521

Total administration and marketing	59,938	66,759	212,543	210,853	1,993,252
RESEARCH AND DEVELOPMENT EXPENSES (note 3)
Wages and other direct costs	41,361	79,090	157,809	-	1,291,017
Overhead	8,568	18,594	34,770	353,340	375,001

Total research and development	49,929	97,684	192,579	353,340	1,666,018
TOTAL EXPENSES AND NET LOSS FOR THE PERIOD	$ (109,867)	$ (164,443)	$ (405,122)	$ (564,193)	$ (3,659,270)

BASIC AND DILUTED NET LOSS PER SHARE OF COMMON STOCK (note 2)	$ (0.01)	$ (0.02)	$ (0.03)	$ (0.04)

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING	13,024,008	10,382,695	11,954,107	10,382,695

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements of operations

CLEAN ENERGY COMBUSTION SYSTEMS, INC.
(a development stage enterprise)
(expressed in U.S. dollars)
CONSOLIDATED STATEMENTS OF CAPITAL DEFICIENCY

	Series 'A' Preferred Stock		Series 'B' Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated During The Development Stage

	Shares	Amount	Shares	Amount	Shares	Amount		Period	Cumulative

	(Nine-month Interim Period Ended September 30, 2003-unaudited)
Issued on incorporation	1,000	$ 1	-	$ -	9,643,750	$ 964	$ 535	$ -	$ 1,500
Private placement	-	-	250,001	250	-	-	499,752	-	500,002
Vesting of previously issued but unexercised warrants granted to consultant (note 6)	-	-	-	-	-	-	2,000	-	2,000
Net loss for the period ended December 31, 1999	-	-	-	-	-	-	-	(639,404)	(639,404)

Balance, December 31, 1999	1,000	1	250,001	250	9,643,750	964	502,287	(639,404)	(135,902)

Vesting of previously issued but unexercised warrants granted to consultant (note 6)	-	-	-	-	-	-	18,500	-	18,500
Issued on conversion of promissory note	-	-	-	-	487,944	49	975,838	-	975,887
Net loss for the year ended December 31, 2000	-	-	-	-	-	-	-	(907,826)	(907,826)

Balance, December 31, 2000	1,000	1	250,001	250	10,131,694	1,013	1,496,625	(1,547,230)	(49,341)

Vesting of previously issued but unexercised warrants granted to consultant (note 6)	-	-	-	-	-	-	30,601	-	30,601
Disposition of subsidiary (note 4)	-	-	-	-	-	-	294,522	-	294,522
Net loss for the year ended December 31, 2001	-	-	-	-	-	-	-	(812,445)	(812,445)

Balance, December 31, 2001	1,000	1	250,001	250	10,131,694	1,013	1,821,748	(2,359,675)	(536,663)

Conversion of series 'B' convertible preferred stock into common stock		-	8,333)	(8)	8,333	1	7	-	-
Conversion of loans and other debt to common stock	-	-	-	-	1,267,242	127	823,581		823,7
Reduction of provision for liability related to transfer of subsidiary (note 4)	-	-	-	-	-	-	191,226	-	191,226
Net loss for the year ended December 31, 2002	-	-	-	-	-	-	-	(894,473)	(894,473)

Balance, December 31, 2002	1,000	1	241,668	242	11,407,269	1,141	2,836,562	(3,254,148)	(416,202)

Conversion of loans and other debt to common stock	-	-	-	-	3,164,682	316	356,485		356,80
Reduction of provision for liability related to transfer of subsidiary (note 4)	-	-	-	-	-	-	132,584	-	132,584
Net loss for the nine-month period ended September 30, 2003	-	-	-	-	-	-	-	(405,122)	(405,122)

Balance, September 30, 2003	1,000	$ 1	241,668	$ 242	14,571,951	$ 1,457	$ 3,325,631	$ (3,659,270)	$ (331,939

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements of capital deficiency

CLEAN ENERGY COMBUSTION SYSTEMS, INC.
(a development stage enterprise)
(expressed in U.S. dollars)
CONSOLIDATED STATEMENTS OF CASH FLOW

	Nine-months Ended September 30,		Nine-months Ended September 30,		Jan. 1, 1999 to Sept. 30, 2003 (Cumulative)
	2003	2002	2003	2002

	( ß --------------------------------------------------------unaudited------------------------------------------------------------ à)
OPERATING ACTIVITIES
Total expenses and net loss	$ (109,868)	$ (204,489)	$ 405,123)	$ (297,959)	$ (3,659,271)
Adjustments to reconcile total expenses and net loss to net cash utilized in operating activities:
Amortization	-	-	-	-	45,027
Non-cash consulting expense	-	-	-	-	51,101
Write-down of patents	-	-	9,199	-	9,199
Change in operating assets and liabilities:
Accounts receivable and prepaid expenses	-	(2,825)	48	(2,825)	(21,144)
Accounts payable	(106,719)	19,685	81,695	169,689	894,612
Accrued liabilities	(12,270)	44,375	10,877	49,298	241,369

Net cash used in operating activities	(228,857)	(143,254)	(466,694)	(81,797)	(2,439,107)

INVESTING ACTIVITIES
Additions to patents	-	(480)	-	(1,278)	(39,327)
Purchase of property and equipment	-	-	-	-	(92,791)

Net cash provided by (used in) investing activities	-	(480)	-	(1,278)	(132,118)

FINANCING ACTIVITIES
Advances from (to) an affiliated company	(644)	(119,155)	130,263	(199,814)	114,558
Advances from (to) shareholders (note 5)	-	-	-	-	273,779
Advances from (to) related parties	484,314	262,889	336,730	282,889	707,949
Net proceeds from disposal of subsidiary	-	-	-	-	(2,051)
Proceeds from issue of common stock	-	-	-	-	976,887
Proceeds from issue of series 'A' convertible preferred stock	-	-	-	-	500
Proceeds from issue of series 'B' convertible preferred stock	-	-	-	-	500,002

Net cash provided by financing activities	228,644	143,734	466,943	83,075	2,571,524

NET DECREASE IN CASH AND CASH EQUIVALENTS	(213)	-	299	-	299
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	512	-	-	-	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 299	$ -	$ 299	$ -	$ 299

SUPPLEMENTAL SCHEDULE OF INTEREST AND INCOME TAXES PAID

Interest paid for the periods ended September 30, 2003 and September 30, 2002 and the cumulative period ended September 30, 2003 was $2,068, $34,945 and $92,058, respectively, and income taxes paid for each of the periods ended September 30, 2003 and September 30, 2002 and the cumulative period ended September 30, 2003 was $0.

NON-CASH INVESTING AND FINANCING ACTIVITIES

During the current period ended September 30, 2003, amounts totaling $356,801 outstanding with respect to wages, loans, interest thereon and other payables owed to officers, directors, employees, shareholders and other creditors were converted into 3,164,682 common shares.

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

  Since we have not generated operating revenues to date, we should be considered a development stage enterprise. As of September 30, 2003, we have incurred losses from inception totalling $3,659,270, have a working capital deficiency of $323,755, and do not currently have the financial resources to complete our business plan. Our ability to continue as a going concern will be dependent upon our ability to attain future profitable operations and to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. External financing, predominately in the short-term by loans from affiliated parties and project grants or financings, in the longer-term through the issuance of equity or debt, will be sought to finance development of our products; however, there can be no assurance that sufficient funds will be raised. These factors, among others, indicate that we may be unable to continue as a going concern for a reasonable period of time. In the event that we are unable to generate sufficient capital to meet our current operating expenses, Clean Energy will be required to reevaluate our planned expenditures and allocate our total resources in such manner as our board of directors and management deem to be in our best interest. This may result in a substantial reduction of the scope of our existing and planned operations. Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or the amount and classifications of liabilities that might be necessary, should we be unable to continue as a going concern.

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

-5

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
  Research And Development Activities

  The bulk of our research and development activities are currently conducted through Clean Energy Research Inc. ("Clean Energy Research"), a service corporation owned and controlled by Mr. Barry A. Sheahan, our Chief Financial Officer and a director, pursuant to a cost plus research and development contract entered into effective as of January 1, 2003. Under that agreement, Clean Energy Research provides pre-approved budgeted pulse combustion research and development services to Clean Energy USA (our wholly-owned subsidiary company), and invoices the latter company for its budgeted costs, related overhead and a 10% mark-up. The purpose of conducting research and development activities on an arms'-length basis through an entity owned and controlled by a related party as described is to preserve our ability to indirectly benefit from certain grants and tax-incentive programs offered in both the United States and Canada, which we could not otherwise directly utilize by reason of our becoming a public company whose stock is publicly traded.

  Prior to entering into the noted agreement with Clean Energy Research, we conducted the bulk of our research and development activities from January 1, 2002 pursuant to a letter of intent containing similar provisions entered into between Clean Energy USA and Clean Energy Technologies (Canada) Inc., a British Columbia corporation owned and controlled by another of our affiliates ("Clean Energy Technologies"), which had been our wholly-owned research and development subsidiary through December 31, 2001. Effective January 1, 2003, Clean Energy Technologies transferred its property and equipment and assigned its leasehold interests to Clean Energy Research Inc. ("Clean Energy Research") through McSheahan Enterprises, Ltd. ("McSheahan Enterprises"), a personal service corporation owned and controlled by Mr. Barry A. Sheahan. As part of these transactions, Clean Energy Research also assumed certain liabilities of Clean Energy Technologies as of January 1, 2003, including advances made by Clean Energy to Clean Energy Technologies, and the relationship with Clean Energy Technologies was terminated. See note 4.

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

  The provisions and liabilities related to transfer of ownership in the amount of $659,403 itemized in the above table reflects total amounts advanced to our former subsidiary company, Clean Energy Technologies, and amounts payable by Clean Energy Technologies which we may have to satisfy by reason of our prior relationship with that company. Since originally recording this charge on December 31, 2001, our provision for advances decreased by the net amount of $73,437, while our liability for obligations decreased by $250,375 (including, with respect to the nine-month interim period ended September 30, 2003, a decrease in our provision for advances by the net amount of $130,263, and a decrease in our liability for obligations of $2,322). The net of these amounts since December 31, 2001 is a decrease of $323,811 (including, with respect to the nine-month interim period ended September 30, 2003, a net decrease of $132,585), which net amount has been credited to additional paid-in capital as a reduction of provision for liabilities related to the transfer of subsidiary. Effective January 1, 2003, the obligation to repay the advances to an affiliated company were assumed by Clean Energy Research Inc., a company owned and controlled by Mr. Barry A. Sheahan, our Chief Financial Officer and a director. Details of provisions for advances to Clean Energy Research and liabilities related to transfer of ownership of Clean Energy Technologies are as follows:

	September 30, 2003	December 31, 2002

Valuation allowance related to advances to an affiliated company	$ 297,280	$ 427,543
Liabilities related to transfer of ownership	38,312	40,634

	$ 335,592	$ 468,177

  As at December 31, 2002, we had advanced $427,543 (CDN $667,872) to Clean Energy Technologies, which obligation has since been assumed by Clean Energy Research with the concomitant release of Clean Energy Technologies effective as of January 1, 2003. As at September 30, 2003, the advances had been reduced by net payments in the amount of $130,263 (CDN $203,088) by Clean Energy Research, decreasing its total obligation for advances to Clean Energy to $297,280 (CDN $464,784), after taking into consideration the advances assumed from Clean Energy Technologies. These advances are non-interest bearing, are repayable in Canadian dollars and have no specific terms of repayment.

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

  Advances From Related Parties

  Summarized below are our advances and borrowing from related parties as of September 30, 2003 and December 31, 2002:

	September 30, 2003	December 31, 2002

Advances from an officer, director & principal shareholder	$ 29,000	$ -
Advances from a minority shareholder	3,626	52,697

Total	$ 32,626	$ 52,697

  The advances from an officer, director and principal shareholder reflects advances by Mr. R. Dirk Stinson, a director and the current President of Clean Energy and an indirect principal shareholder of Clean Energy through Ravenscraig Properties Ltd. These advances are unsecured, bear interest at the rate of 8.75% per annum, are repayable in Canadian dollars, and have no specific terms of repayment. Interest of $0 as at September 30, 2003 has been accrued. Pursuant to the underlying loan agreement, Mr. R. Dirk Stinson has the right to convert any portion of outstanding indebtedness into common shares at a conversion rate equal to 80% of the average market trading price for the 30 day period prior to conversion, but not to exceed $2 per share.

  The advances from a minority shareholder bear no interest and have no specific terms of repayment.

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

CLEAN ENERGY COMBUSTION SYSTEMS, INC.
(a development stage enterprise)
(expressed in U.S. dollars)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The affirmative consent of a majority of all outstanding series 'B' preferred shares is required to make any change in our authorized capital stock or to issue additional preferential preferred shares. Our series 'B' preferred shares may be converted at the option of the holder, at any time, into common shares on a one for one basis. Should our common shares be accepted for listing on The New York Stock Exchange or The American Exchange or accepted for quotation on Nasdaq, all outstanding series 'B' preferred shares would automatically convert into common shares on a one for one basis. In the event of the voluntary or involuntary liquidation, dissolution or winding up of our company, our series 'B' preferred shareholders will be entitled to an amount equal to $2 per share before any payment will be made or any assets distributed to the holders of series 'A' preferred shares, common shares, or any other junior equity security.

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

  The affirmative consent of a majority of all outstanding series 'C' preferred shares is required to liquidate or dissolve our company, to sell our principal assets, to merge or consolidate our company with another, to declare a dividend, to make any changes in our authorized capital stock, to issue additional preferential preferred shares, to declare any dividends or to redeem or purchase any series 'C' preferred shares. Our series 'C' preferred shares may be converted at the option of the holder, at any time, into common shares on a one for one basis. Should our common shares be accepted for listing on The New York Stock Exchange or The American Exchange or accepted for quotation on Nasdaq, all outstanding series 'C' preferred shares would automatically convert into one common share. In the event of our voluntary or involuntary liquidation, dissolution or winding up, our series 'C' preferred shareholders will be entitled to an amount equal to the stated value or issuance cost before any payment will be made or any assets distributed to the holders of our series 'A' preferred shares, series 'B' preferred shares, common shares, or any other junior equity security.

  During the period ended December 31, 1999, we designated 500,000 preferred shares as series 'C' preferred stock. No series 'C' preferred shares have been issued to date.

  Common Stock

  During 2001, our board of directors and shareholders authorized the creation of an additional 10,000,000 common shares, which will increase our total authorized common shares to 25,000,000 shares upon our filing of an amendment to our certificate of incorporation. To date, we have not filed the necessary amendment to our certificate of incorporation to institute this action.
  Employee And Director Stock Options

Through September 30, 2003, the only stock plan pursuant to which Clean Energy has made grants to employees and directors of our company has been the 1999 Clean Energy Combustion Systems, Inc. Stock Plan (the "1999 Plan"), pursuant to which 1,000,000 common shares are reserved for issuance to directors, employees and consultants in the form of stock options or outright stock grants. We have summarized below all outstanding options under the 1999 Plan as of September 30, 2003:

CLEAN ENERGY COMBUSTION SYSTEMS, INC.
(a development stage enterprise)
(expressed in U.S. dollars)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Type Of Option	Grant Dates	Exercise Prices	As of September 30, 2003
			Outstanding	Vested and Exercisable

Options granted to directors	1-20-01 to 3-15-02	$2.00	240,000	180,000
Options granted to executive officers(1)	3-5-99 to 9-1-03	$2.00	267,000	235,000
Options granted to employees	3-5-99 to 2-8-01	$2.00 to $3.00	100,000	88,000

			607,000	503,000

                                                                 (1)   Includes options granted to executive officer-directors in their capacities as employees.

The director options outstanding as of September 30, 2003 generally vest one-third each on the first through third anniversaries of the grant date, respectively, based upon the continued provision of services as a director. Except for options issued under management service agreements described below, the executive officer and employee options outstanding as of September 30, 2003 generally vest over five years from the grant date, based upon the continued provision of services as an executive officer or employee, although some employee options provide for one-year vesting. The exercise prices for the options, which range from $2 to $3, were fixed before Clean Energy's common shares were publicly traded, and were based upon the prior sales price for convertible series 'B' preferred shares to non-related parties. All of the director, executive officer and employee options generally lapse, if unexercised, five years from the date of vesting.

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

During the current nine-month period, outstanding options decreased by a net amount of 31,000, representing the difference being the cancellation of 40,000 previously issued options and the grant of 9,000 new options pursuant to the agreement with McSheahan Enterprises noted above.
  Common Share Purchase Warrants

  During 1999, we issued 36,000 stand-alone common share purchase warrants as additional consideration pursuant to a public relations services agreement pursuant to which the holder is given the right to purchase 36,000 common shares at $2 per share. The right to exercise these warrants vests in equal monthly instalments over a twenty-four month period, and each instalment lapses five years after date of vesting. As at September 30, 2003, all of the 36,000 shares have vested and none have been exercised.

  During 2002, we issued 36,000 stand-alone common share purchase warrants as additional consideration pursuant to a public relations services agreement pursuant to which the holder is given the right to purchase 36,000 common shares at $2 per share. The right to exercise these warrants vests in equal monthly instalments over a twelve-month period, and each instalments lapses five years after date of vesting. As at September 30, 2003, all of the 36,000 shares have vested and none have been exercised.

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

Effective October 1, 2003, we entered into an employment agreement with Mr. Denver Collins, to provide services to the company as its Vice-President of Engineering & Product Development. Mr. Collins is employed under the agreement for an initial three-year initial term. After the initial term, the agreement renews automatically for successive one-year terms, unless either Mr. Collins or Clean Energy elects by a written, five-month notice not to renew or the agreement is terminated earlier in accordance with it's terms. Under the terms of the agreement Mr. Collins will be entitled to an annual salary of $96,000 plus out-of-pocket expenses for travel and the maintenance of a home office. This agreement replaced a prior consulting agreement with Mr. Collins.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Clean Energy is engaged in the business of designing, engineering, manufacturing, marketing, distributing, licensing and otherwise commercially exploiting our suite of proprietary mid- to high-frequency oscillating valveless combustion or "burner" technologies. We were formed on formed on March 1, 1999, for the principal purpose of acquiring exclusive world-wide license rights to our patented pulse blade combustion or "PBC" technology. This technology, which is our principal technology, has completed the primary development stage and is in a position to be commercially exploited.

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

The consolidated results of operations for the nine-month interim periods ended September 30, 2003 included in this quarterly report are not necessarily predictive of results to be expected for our full fiscal year ended December 31, 2003.

Results Of Operations

Operating Revenues

We had no revenues for our nine-month and three-month interim fiscal periods ended September 30, 2003 and September 30, 2002, respectively.

Operating Loss

We incurred an operating loss of $405,122 for our nine-month interim period ended September 30, 2003, as compared to $564,193 for the corresponding interim period in fiscal 2002, representing a $159,071 or 28.19% overall decrease. For our three-month interim period ended September 30, 2003, we incurred an operating loss of $109,867, as compared to $164,443 for the corresponding interim period in fiscal 2002, representing a decrease of $54,576 or 33.19%.

The 28.19% overall decrease in our operating loss for our nine-month interim period ended September 30, 2003 over the corresponding interim period in fiscal 2002 was primarily attributable to a $160,761, or 45.5%, decrease in research & development expenses from $353,340 to $192,579; partially offset by a $1,690, or 0.80%, increase in administration and marketing expenses from $210,853 to $212,543. The 33.19% overall decrease in our operating loss for our three-month interim period ended September 30, 2003 over the corresponding interim period in fiscal 2002 was primarily attributable to a $47,755, or 48.89%, decrease in research & development expenses from $97,684 to $49,929; and a $6,821, or 10.22%, decrease in administration and marketing expenses from $66,759 to $59,938. The increase in administration expense for our nine-month interim period ended September 30, 2003 over the corresponding interim period in fiscal 2002 was primarily attributable to patent expense associated with writing off of our diesel technology patents which have been abandoned, as well as increased marketing costs, including travel. The decrease in administration expense for our three-month interim period ended September 30, 2003 over the corresponding interim period in fiscal 2002 was primarily attributable to reduced interest costs. Research and development expense generally relates to the cost to develop, improve and test our burner systems and related components. These costs are incurred by way of a cost-plus contract with Clean Energy Research. The decrease in research and development expense for our nine-month and three-month interim periods ended September 30, 2003 over the corresponding interim periods in fiscal 2002 was primarily attributable to reduction in full-time staff.

Relationships And Transactions On Terms That Would Not Be Available From Clearly Independent Third Parties

During the nine-month interim period ended September 30, 2003, we did not enter into any transactions with any parties that are not clearly independent on terms that would be more favorable than that which might have been available from other clearly independent third parties.

Liquidity And Capital Resources

Sources of Cash

Our cash flow requirements from our inception through September 30, 2003 have been principally funded by:

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

  $823,798 in short-term advances, wages, fees and other payables due to a group of directors, shareholders, employees and other creditors, who collectively agreed in September 2002 to convert that indebtedness into 1,267,242 common shares at a conversion price of $0.65 per share; and

  $356,801 in short-term advances, wages, fees and other payables due to a group of directors, shareholders, employees and other creditors, who collectively agreed in August 2003 to convert that indebtedness into 3,164,682 common shares at conversion prices ranging from $0.09 to $0.20 per share.

There are no guarantees, commitments, lease and debt agreements or other agreements that could trigger adverse change in our credit rating, earnings, cash flows or stock price, including requirements to perform under standby agreements, other than (1) a default in our obligations under our office lease in the amount of $13,150 (CDN$19,068) and (2) term and contingent liabilities of Clean Energy Research in the amount of $38,312 as of September 30, 2003 which arose from contracts previously entered into by Clean Energy either jointly with, or on behalf of, Clean Energy Technologies before its transfer in on December 31, 2001 by Clean Energy. These contingent liabilities are included as part of our liabilities relating to Clean Energy Research in our consolidated balance sheet.

Current Cash Position and Historical Changes In Cash Position

Our cash and cash equivalents position as of September 30, 2003 was $299as compared to $0 as of December 31, 2002. Our cash and cash equivalents position as of September 30, 2002 and December 31, 2001 were each $0.

For the nine-month period ended September 30, 2003, we generated $466,993 in cash from financing activities, partially offset by $466,694 in cash used in operating activities. For the nine-month period ended September 30, 2002, we generated $83,075 in cash from financing activities, offset by $81,797 in cash used in operating activities and $1,906 used in investing activities.

Our operating activities required cash in the amount of $466,694 for our nine-month interim period ended September 30, 2003, as compared to cash requirements of 81,797 for the corresponding interim period in fiscal 2002. The $466,694 of cash used in operating activities for our nine-month interim period ended September 30, 2003 reflected our net loss of $405,123 for that period, as decreased for non-cash deductions and a net increase in non-cash working capital balances. The $81,797 of cash used in operating activities for our nine-month interim period ended September 30, 2002 reflected our net loss of $297,959 for that period, as decreased for non-cash deductions and a net increase in non-cash working capital balances.

There were no investing activities for our nine-month interim period ended September 30, 2003, as compared to $1,278 of cash used for investing activities for the corresponding interim period in fiscal 2002. There were no purchases of property or equipment, or investment in patents for our nine-month interim period ended September 30, 2003 compared to $1,278 invested in patents for the corresponding interim period in fiscal 2002.

We raised $466,993 in cash from financing activities for our nine-month interim period ended September 30, 2003, as compared to $83,075 in cash raised from financing activities for the corresponding interim period in fiscal 2002. The $466,993 cash raised through financing activities for our nine-month interim period ended September 30, 2003 was principally comprised of $336,730 in funds advanced by shareholders and related parties, and $130,263 repayment of advances to an affiliated company. The $83,075 in cash raised through financing activities for our nine-month interim period ended September 30, 2002 was principally comprised of $282,889 in funds advanced by shareholders and related parties, partially offset by $199,814 of advances to an affiliated company.

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

Our operating expenses are currently being funded in part through advances or debt conversions by our officers, directors, shareholders and creditors. We cannot give you any assurance that any of these parties will continue to accommodate us. We have made no binding arrangements or received binding commitments to obtain additional working capital as of the date of this quarterly report.

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

Foreign Exchange

We recorded a $3,343 foreign currency translation loss for our nine-month period ended September 30, 2003 as an administration expense recovery item on our statements of operations and deficiency in assets in consolidating our books for financial reporting purposes as the result of the fluctuation in United States-Canadian currency exchange rates during that period. We cannot give you any assurance that our future operating results will not be similarly adversely affected by currency exchange rate fluctuations. See that section of this quarterly report captioned "Quantitative and Qualitative Disclosure About Market Risk" for a description of other aspects of our company that may be potentially affected by foreign exchange fluctuations.

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

Interest Rate Fluctuations

t is our policy to maintain the bulk of our available cash in U.S. dollar-denominated money-market accounts. Our interest income from these short-term investments could be adversely affected by any material changes in interest rates within the United States.

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

We have accumulated losses since our inception and our continued inability to generate revenues and profits would adversely affect our ability to complete pending project proposals, introduce our products to the market and raise additional working capital, and could ultimately force us to suspend our operations and even liquidate our assets and wind-up and dissolve our company

We are a developmental stage company since we have not commenced commercial sales of our burner technologies and have no revenues to date. Our failure to generate revenues and ultimately profits would, in the shorter-term, adversely affect our ability to complete our pending project proposals and introduce burner products using our technologies onto the market and to compete, with consequential delays in our ability to generate revenues and profits; and raise additional working capital; and in the longer-term, force us to suspend our operations, and possibly even liquidate our assets and wind-up and dissolve our company. We do not anticipate that we will generate revenues for at least twelve months at the earliest, assuming that one or more of our pending projects lead to a commercial contract. We have, as a result of our lack of revenues, incurred operating losses in the amount of $3,659,270 from our inception through September 30, 2003, and we anticipate that we will continue to incur substantial operating losses for the foreseeable future, despite any revenues we may receive in the short-term from any of our pending projects, due to the significant costs associated with the development and marketing of our burner technologies. We cannot give you any assurance that we will generate revenues or profits in the near future or at all.

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

Dated at Burnaby, British Columbia, this 14th day of November, 2003.
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

  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 promulgated under the United States Securities Exchange Act of 1934)4for the registrant and we have:

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

Date: November 14, 2003	By: /s/ R. Dirk Stinson
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

  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 promulgated under the United States Securities Exchange Act of 1934)4for the registrant and we have:

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

Date: November 14, 2003	By: /s/ Barry A. Sheahan
Barry A. Sheahan, C.A. Chief Financial Officer (principal accounting and financial officer)