Form 10KSB
period 2003-12-31
CLEAN ENERGY COMBUSTION SYSTEMS INC
filed 2004-04-15
CIK 1096013

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________

FORM 10-KSB
_________________
Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2003
Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ___________ to ___________
Commission file number: ___________

CLEAN ENERGY COMBUSTION SYSTEMS, INC.
(Exact name of small business issuer in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	98-0211550 (I.R.S. Employer Identification No.)

7087 MacPherson Avenue,
Burnaby, British Columbia, Canada, V5J 4N4
(604) 435-9339
 (Address of principal executive offices) (Zip code) (Issuer's telephone number)

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common stock, par value $0.0001

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes No

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB:

The issuer's revenues for its most recent fiscal year (fiscal 2002) was $0.

The aggregate market value of the issuer's voting and non-voting common equity held by the issuer's non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days, was $5,239,432 as of the close of April 13, 2004.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court during the past five years: Yes No

The number of shares outstanding of each of the registrant's classes of stock as of as of April 12, 2004, the latest practicable date, was 21,648,251 common shares 1,000 series 'A' preferred shares, and 241,668 series 'B' preferred shares.

Documents Incorporated By Reference

The issuer has not incorporated by reference into this annual report: (1) any annual report to the issuer's securities holders, (2) any proxy or information statement, or (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act.

Table Of Contents

Business	1
Introduction	1
Pulse Combustion Technology And Products	1
Gasification Technology And Products	16
Cryogenic Gas Liquification Technology And Products	17
Marketing Strategy	18
Pending Projects	18
Research and Development	20
Manufacturing Capacity And Suppliers	21
Subsidiaries	21
License Agreements	21
Patents And Proprietary Rights	22
Employees	23
Governmental Regulation	23
Properties	24
Legal Proceedings	24
Selected Consolidated Financial Information	24
Management's Discussion And Analysis Of Financial Condition And Results Of Operations	25
Overview	25
Results Of Consolidated Operations	26
Liquidity And Capital Resources	26
Plan Of Operation And Prospective Capital Requirements	27
Other Matters	28
Uncertainties And Risk Factors That May Affect Our Future Results And Financial Condition	29
Uncertainties And Risks Generally Relating To Our Company And Our Business	29
Risks Relating To An Investment In Our Securities	34
Market Price Of And Dividends On Our Common Shares And Related Shareholder Matters	37
Market Information	37
Dividend Policy	38
Recent Resales Of Unregistered Securities	38
Submission Of Matters To A Vote Of Securities Holders In Fourth Quarter	40
Changes In And Disagreements With Accountants On Accounting And Financial Disclosure	40
Directors And Executive Officers	41
Executive Compensation	41
Ownership Of Our Securities By Beneficial Owners And Management	41
Certain Relationships And Related Transactions	41
Controls And Procedures	41
Exhibits, Financial Statements, Schedules And Reports On Form 8-K	41

-i-

Introductory Notes

The information set forth in the section of this annual report captioned "Business" is current as of April 12, 2004, unless an earlier or later date is indicated in that section. The information set forth in the sections of this annual report other than "Business" is current as of December 31, 2003, unless an earlier or later date is indicated in those sections.

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

Note Relating To Pending Stock Consolidation

On February 17, 2004, our board of directors and shareholders approved an amendment to our certificate of incorporation to implement a one-for-three consolidation of our outstanding common shares, whereby each common share outstanding as of February 18, 2004 would be consolidated into one-third of one common share, with fractional shares rounded up. We anticipate that this consolidation will be effected on April 28, 2004. Whenever we make any reference in this annual report to the grant or issuance of common shares or options or warrants to purchase common shares, such reference shall, for comparison purposes, be made in reference to pre-consolidation numbers and, in the case of common share purchase options and warrants, pre-consolidation exercise prices, unless we state otherwise.

Special Note Regarding Forward-Looking Statements

In this annual report we make a number of statements, referred to as "forward-looking statements", which are intended to convey our expectations or predictions regarding the occurrence of possible future events or the existence of trends and factors that may impact our future plans and operating results. These forward-looking statements are derived, in part, from various assumptions and analyses we have made in the context of our current business plan and information currently available to us and in light of our experience and perceptions of historical trends, current conditions and expected future developments and other factors we believe to be appropriate in the circumstances. You can generally identify forward-looking statements through words and phrases such as "seek", "anticipate", "believe", "estimate", "expect", "intend", "plan", "budget", "project", "may be", "may continue", "may likely result", and similar expressions. When reading any forward looking statement you should remain mindful that all forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or future performance of our company, and that actual results or developments may vary substantially from those expected as expressed in or implied by that statement for a number of reasons or factors, including those relating to: (1) the timing and completion of pending or prospective projects and contracts and receipt of revenues and whether or not markets for our products develop and, if they do develop, the pace at which they develop; (2) our ability to attract the qualified personnel to implement our growth strategies, (3) our ability to develop sales, marketing and distribution capabilities; (4) the accuracy of our estimates and projections; (6) our ability to fund our short-term and long-term financing needs; (7) changes in our business plan and corporate strategies; and (8) other risks and uncertainties discussed in greater detail in the sections of this annual report, including those captioned "Risk Factors" and "Management's Discussion And Analysis Of Financial Condition And Results Of Operations".

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

-ii-

BUSINESS

Introduction

Clean Energy Combustion Systems, Inc. ("we", "our company" or "Clean Energy") is a development stage enterprise. We market three types of products, "burner units" based upon our patented high-frequency valveless "pulse combustion technology"; gasification systems using our proprietary ecoPhaser gasification technology which uses heat to convert various biomass feedstocks into "clean thermal energy"; and our proprietary mobile modular technology for liquefaction and transportation of natural gas, methane, helium, nitrogen and other gases from remote locations. Each of these technologies is fully developed and in a position to be commercially marketed.

We recently acquired our gasification technology from ecoTech Waste Management Systems (1991) Inc., a privately-held federal Canadian corporation located in British Columbia, Canada, and our cryogenic technology from Mr. C. Victor Hall, ecoTech's President and principal shareholder, on March 11, 2004 pursuant to a memorandum of understanding dated March 5, 2004. Under this agreement, we agreed to pay 7,076,300 common shares and 500,000 common shares to ecoTech and Mr. Hall, respectively, for title to their technology. The common shares were valued at $0.14 per share, or an aggregate of $990,682 for the gasification technology and $70,000 for the cryogenic technology, such amount per share representing the closing trading price for the common shares as of the date that we reached agreement-in-principal with respect to the relative values of the technologies to be acquired and our business and the structure of the transaction. The sales price was determined on an arms'-length negotiated basis. No independent valuation was sought from a business/technology appraiser or other third party due to financial constraints.

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

Pulse Combustion Technology And Products

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

As illustrated below, our company's initial solution to these problems was to maintain the most efficient shape of the "bottle" in terms of its "cross-section", while extending the "depth" of the bottle in a linear or straight-line direction and adding multiple fuel injectors:

[ILLUSTRATION COMPARING "CONVENTIONAL" PULSE COMBUSTION CONFIGURATION

TO CLEAN ENERGY'S "LINEAR" PULSE COMBUSTION CONFIGURATION]

ur design eliminates the noise and vibration levels associated with conventional pulse combustion since the design of our unit allows it to operate at anywhere from 350 to 1,600 cycles per second depending upon the configuration and application. Moreover, the depth implicit in our design allows us to significantly increase the unit's overall heat output, without loss of efficiencies and increase of emissions. Set forth below is a diagram of a water or space heating system containing three combustion chambers based upon our linear configuration:

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

This size advantage is extremely important where limited floor or room space considerations apply. For instance, the core of a 150,000 BTU/hr low pressure boiler system utilizing our pulse combustion configuration is approximately the size of a briefcase, and weighs approximately 50 pounds, exclusive of the jacketing, muffler and a secondary heat exchanger connected to the tailpipe. By way of comparison, a low pressure boiler system utilizing a conventional pulse combustion tubular design contains a combustion chamber, tailpipes and decoupler combination which is approximately one foot in diameter and three feet in height, and weighs in excess of 200 pounds. The size of conventional steady-state combustion units, in turn, which consist of a burner and an external heat exchanger, equal or exceed that of conventional tubular combustion units of comparable output.

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

As discussed earlier, one of the principal advantages of our pulse combustion designs over both conventional steady-state combustion and tubular pulse combustion designs is that our burner units can be designed to incorporate numerous combustion chambers aligned on a side-by-side basis within a single combustion unit. These combustion chambers can then be engineered to operate together in separate "modules" consisting of one or more combustion chambers. This modular configuration is important since it allows us to regulate or adjust heat output while maintaining maximum heat transfer efficiencies and lower emissions levels, which we refer to as "modular turn-down capability", by simply turning one or more modules contained in a combustion unit on or off. Moreover, the combustion units' overall output ability may be increased simply by attaching a new module to the system.

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

Reduced Operating Noise

One of the principal drawbacks of conventional tubular pulse combustion is the cost and effort required to dampen its operating noise to levels commensurate with conventional steady-state combustion units in situations where noise reduction is important, such as commercial and residential applications. As previously discussed, conventional tubular pulse combustion units operate at approximately 36 to 70 cycles per second due to their configuration. The oscillating pressure waves from these cycles create a corresponding low frequency standing sound wave, resulting in a very loud, continuous and deep level of operating noise. Due to the relatively long length of this sound wavelength, technically complicated and expensive dampening technology is required in order to mute the operating noise to levels commensurate with conventional steady-state combustion.

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

Development Milestones

Over the past year we have achieved the following milestones which will contribute toward commercializing our combustion technology:

  In early 2003 we conducted a series of characterization studies to measure the performance of our burners through a range of outputs and configurations, and to determine optimum burner dimensions to facilitate stability, performance, and ultra-low (single digit) NOx emission levels. As a consequence of these studies, we are now able to quickly determine what burner configuration is appropriate for an intended application, and quickly respond to proposal requests. Prior to this, we characterized and developed a burner on an ad hoc basis in response to each proposal request.

  The characterization studies also generated valuable data enabling us to verify and defend our basic patents, and to better understand the operating principles of our technology to facilitate further product advancements.

  We have increased the output of a single combustion chamber in our burner design from an initial high of 200,000 BTU/hr with a 2.5 to 1 turndown ratio to a high of 830,000 BTU/hr with an 11 to 1 turndown ratio, meaning that a single unit can now operate at anywhere from approximately 75,000 BTU/hr to 830,000 BTU/hr. This opens the door to additional applications requiring greater heat release from a single burner, such as driving a small steam turbine, and lessens the number of multiple burners required to attain a specified BTU output level. Similarly, since a lesser number of burners will be required for any particular application, associated manufacturing, operating and maintenance costs will be reduced.

  We have incorporated an innovative design into our burner which enables it to produce ultra-low NOx levels at higher BTU levels (830,000 BTU/hr to date) in a single combustion chamber as compared to 50,000 BTU/hr in previous versions; and are in the process of applying for patent protection. This advance is significant because burners tend to generate higher NOx levels with higher BTU input levels due to greater heat release.

  We have modified our burner to operate with only the gas supply pressure, rather than with a mixture of gas and compressed air. This is an important advancement for potential end users for reasons of both cost and simplicity. Typical uses would be water heaters which traditionally operate without added air, and remote onsite commercial heaters where added combustion air is either unavailable or too costly to produce.

  We are in the process of further modifying the burner to operate with low or no backpressure and a moderate to high gas supply pressure. Typical uses would be industrial flare burners or those used in industrial furnaces.

  We are taking addition steps to further reduce the size and to further simplify our technology. The 830,000 BTU/hr natural-gas pressured unit mentioned above has now been reduced to a cylindrical configuration which is approximately 6 inches in diameter, and 6.5 inches in length. We know of no other burner technology of comparable output which approaches this small size. This is significant because it allows very high output by the banking of several small burners in a single, compact array.

  Finally, we have made major steps in designing commercial prototypes of our units for commercial applications. For example, we have successfully designed, fabricated and tested a cylindrical burner which can be fabricated easily at a low cost, and which uses proper high-temperature materials. This model has been duplicated several times with the same good combustion and stability results. It is now being tested for a dryer application, where there is some backpressure and where the high intensity acoustics will be beneficial to the drying process.

Gasification Technology And Products

Overview

Our ecoTech Phaser gasification technology is a system which uses heat to convert various biomass feedstocks into "clean thermal energy". This energy can be used in various heat utilization applications, including the onsite generation of electricity. The system can be alternatively fired by hydrocarbon fuels, including solid fuel sources such as lignite and sub-bituminous and bituminous coals, peat and leonardite, as well as a wide variety of waste materials, such as pulp and wood wastes, processed agricultural residues and waste such as sugar cane bagasse, and animal wastes such as hog and chicken dung, meat & bone meal wastes, tallow, and certain bio-wastes such as yellow grease and black sewage grease. The ability to burn both carbon-based fuels and waste matter cleanly and efficiently allows the system to be used in a variety of different environmental and economic settings. For instance, the system can be used to gasify coal where power generation is the principal purpose. Alternatively, in cases where the environmentally friendly disposal of industrial, agricultural or animal waste matter is the principal function, the systems burns the waste with minimal emissions and co-generates thermal energy for secondary applications.

The ecoTech Phaser system is a solid-to-gas phase thermal conversion reactor, coupled to an advanced, induced swirl venturi, gas burner. It is extremely simple, reliable and highly efficient. In the primary combustion chamber, the biomass is fired in an oxygen-deprived environment at a temperature of approximately 1250 degrees fahrenheit [680 degrees centigrade], where it releases combustion gases such as carbon monoxide, hydrogen, methane and other complex hydrocarbons. These gases are then mixed with oxygen rich air in the secondary venture cyclone to produce an inflammable gas mixture, and carried to the output nozzle of the secondary combustion chamber, where they are ignited. A blue flame results, similar to that generated by natural gas. The temperature at the tip of this flame is approximately 2500-3000 degrees fahrenheit [1350-1650 degrees centigrade], which, when the device is coupled to a ceramic lined and cored large volume firebox (tertiary combustion chamber, usually at the base of a boiler or other heat transfer system), ensures complete burnout of particulate matter, splits steam into hydrogen and oxygen and cracks all the hydrocarbons and other gases. The gasification system ranges in output capacity from 6,000,000 BTUs per hour (for farm or small commercial installations) to 52,000,000 BTUs per hour, used singly or in array to provide heat for major boiler or waste destruction purposes. Given this high capacity, and the modular concept of Phaser installation, the system can operate as part of a regional power production facility of small to medium scale.

The principal engineering issue with the gasification technology to date has been an extraordinarily long 10 to 20 foot combustion flame produced at the secondary combustion chamber nozzle. Due to the long length of this flame, it was very problematic to mate the system downstream with heat converters, such as boilers or turbines, which use the heat generated to create steam or electricity. Clean Energy's pulse combustion burner is able to eliminate the long flame while producing the same amount of heat, yet with better controlability, thereby facilitating the marriage of the system to the heat converters. Clean Energy was informed by ecoTech Waste Management, from whom it recently acquired the rights to the gasification systems, that our pulse combustion technology was the only combustion technology they could identify that provided a solution. In addition, our pulse combustion burner substantially reduces NOx emissions to levels of less than 10 ppm, providing the gasification system with an additional valuable competitive advantage.

Markets For Gasification Products

There are two broad-based world-wide markets for our ecoPhaser gasification systems. The first market consists of commercial, municipal, and industrial users that desire to use the system primarily to cleanly incinerate waste materials while incidentially generating thermal electricity as part of the process. Wastes which our system can efficiently incinerate include municipal wastes; pulp and wood wastes; processed agricultural residues and waste such as sugar cane bagasse and animal wastes such as hog and chicken dung, meat & bone meal wastes, tallow, and certain bio-wastes such as yellow grease and black sewage grease. The second market consists of commercial, municipal and industrial users that desire to cleanly burn solid fuel sources such as lignite and sub-bituminous and bituminous coals, peat and leonardite, for the principal purpose of generating thermal electricity.

Competing Gasification Products

There are a variety of gasification systems on the market. Most systems are custom designed and fabricated by specialized engineering firms.

Cryogenic Gas Liquification Technology And Products

Overview

Our cryogenic technology is a proprietary mobile modular technology for the liquefaction and transportation of natural gas, methane, helium, nitrogen and other gases from remote locations. The technology is comprised of a mobile unit which liquefies the gas, and unique triple-shell composite tanks with the ability to maintain liquid gas temperatures for long periods which are used to transport the gas for up to 2,000 miles while storing the gas in liquefied form. Clean Energy intends to develop and commercialize this technology as a separate business unit owned by the company.

Markets

There are several principal markets for our cryogenic gas liquification technologies. The principal market will be to service natural gas wells located in remote locations that are not currently connected to a main-line gas gathering system due to the high cost of installation. The cost of energy required to obtain and liquefy the gas using our technology is approximately 35% of market value. Since the wells we will service are shut-in (non-producing) due to their lack of connection to a gas gathering system, the use of our technology will allow for income where none was available previously. Other markets include the coal-bed methane, helium and helium-oxygen mixtures used for offshore diving, and liquid nitrogen.

Competing Liquification Products

While there are a number of large stationary land or ship-based cryogenic gas liquification technologies on the markets, there are to our knowledge no mobile versions.

Marketing Strategy

Our technologies have completed their research and development stage, and the next step in exploiting them will be to introduce them to the various markets in order to build market penetration and share and product knowledge and acceptance. Given the broad range of potential applications and markets for our technologies, we anticipate that we will introduce our technologies to these potential markets through a number of different strategies and approaches, including the following types of arrangements royalty arrangement, licensing agreements, engineered projects, joint-ventures, and product manufacturing arrangements.

In the case of all of our technologies, we will seek royalty arrangements with equipment manufacturers which will permit them to incorporate the use of specific designs in their products, in return for the payment of royalties based upon units sold, an initial up-front fee, or a combination of these. These agreements will be targeted toward volume producers that will use our technologies as an integral component of their functional product, such as water heaters in the case of our burner technologies. This is a domain requiring large capital expenditures which will not be recovered for several years, since the end products may be several years away from mass production.

In the case of all of our technologies, we will seek licensing agreements with equipment manufacturers that allow a broader scope in application of our technologies than in royalty agreements. The end products of these arrangements will likely be commercial systems, such as, in the case of our burner technologies, large boilers and air conditioning equipment for apartment complexes, shopping centers, and schools and hospitals. License agreements may be consummated by payment of an initial fee, and an annual maintenance payment.

In the case of our burner and gasification technologies, we will seek contracts for site specific, one-of-a-kind projects of a large scale, such as thermal power-plants, co-generation and various food and biomass processing applications. We believe these will be particularly lucrative projects insofar as they will utilize our technology at high-end outputs where the advantages of modular scale up are most fully realized.

In the case of our burner and gasification technologies, we will seek joint venture arrangements for various industrial projects that lend themselves to those technologies in which we will act as prime contractor, subcontractor or joint venture partner. Joint venture opportunities of greatest interest to us are in the area of spin-off company formation for development and sale of products with specific end use applications.

We would consider a product manufacturing arrangement in situations where it may be advantageous for us to manufacture, or have subcontractors manufacture, specific products or components for end users.

Pending Projects

Burner Technologies

Our natural gas- and hydrogen-fueled burner designs have completed their primary development stage and are now in a position to be introduced to the market. We are currently working on a variety of projects using these and other fuel sources. Described below are some of the projects which we are currently or have recently worked on which could lead to the initial introduction of burner units using our technologies:

  We are currently in discussion with the research and development department of a major water heater manufacturer, with markets both in North America and Europe, who has expressed an interest in incorporating our technology into a number of their products in order to reduce their NOx levels and position their company to take advantage of the evolving post-Kyoto treaty emission credit market and available government grants. We believe that the simplicity and small size of our burner coupled with its operational efficiencies and ultra-low NOx emission levels make it an ideal burner to advance the company's product lines. Following a lengthy confidentiality agreement process and review of our materials, we are currently conducting an in-depth review of their product specifications to assist us in identifying the best applications of our technology for their product lines.

  We are designing a drying system for an Oregon company that is engaged in the business of de-watering industrial and municipal waste. They are drying the waste material by means of a combustion-less chemical adsorption process and are in need of an efficient heat-source dryer for regeneration of the adsorption material. We are confident that our current burner design, developed through the characterization study recently completed, will provide the appropriate system requirements and will greatly enhance the de-watering of the adsorption material through application of our high frequency acoustic profile. A prototype is now being designed.

  We are now revisiting applications in the Alberta Oil Patch, previously begun, but set aside pending availability of characterization study data. There are a number of burners employed in that industry for a wide variety of uses, most of which employ older, polluting technologies. As environmental restrictions become tighter, we envisage industry players turning to more advanced technologies in order to achieve compliance. We already have contacts in that industry and will be pursuing projects with them as design work progresses.

  We have received a recent communication from the manufacturer of paper drying equipment with whom we have been working over the past three years. You may remember that this project, to apply a high frequency pulse combustor to their tissue drying process, had completed two successful phases of a planned three-phase project with financial support from the National Research Council. Indeed, we found that our pulse combustion technology enhanced the drying process as a result of the pressure waves generated by our combustor. Phase 3 requires financial and technical input from the industry partner leading to the development of a commercial unit. They have informed us that, while they definitely have a continuing interest in the project, they have experienced a serious market downturn in their own business and have had to curtail R&D activities for the time being. They have asked that we maintain contact in the meantime.

  In anticipation of market trends, we have begun an assessment of the status of hydrogen combustion. There is a quickly growing interest in the use of hydrogen as a combustible fuel during the interim period before the widespread availability of fuel cells and a pervasive hydrogen delivery infrastructure. Because of the low NOx characteristics of our technology, the potential for a good match with the clean fuel aspects of combusted hydrogen is very high. We have begun preliminary prototype design and expect to be carrying out testing in the near future.

Please note that no orders have been placed or enforceable contracts entered into with respect to any of the foregoing projects to date. We cannot give you any assurance that we will enter into any licensing, royalty, joint venture or other agreement with any of the foregoing parties or any other parties after we complete the noted prototypes.

Gasification Technologies

We are pursuing a number of commercial leads for our ecoPhaser gasification system through Mr. C. Victor Hall, the developer of the system. Most of these systems will be individually engineered and fabricated through our company on a turn-key basis. Applications we are addressing include the following;

  We are targeting medium to large sized biomass processing industries, such as agricultural (sugar cane bagasse, rice mills, etc.) and forestry, sawmill and pulp mill operations, which require electricity, can benefit from cogeneration steam or heat, and which may be able to plug into a local or regional electricity grid. This size range of operations fits into the size range of one or more ecoPhaser units. We are, for instance, currently working on a proposal for ecoPhaser units to process bagasse for sugar industry producers in Belize and India, and are also working on a proposal for a wood residue fired systems for forestry producers in Canada.

  We are also targeting municipal waste and landfill operations for larger cities, including the cities of Dong Guan, Tuayun, Anshan, Shanghai and Chang Su located in the Peoples Republic of China through our strategic partner in that country, Can-Link Technology, Inc. We are currently in bid stage on a proposal for a 30 MW ecoPhaser for the city of Dong Guan.

  We are also targeting cultivated biomass to power crop plantations, especially near industries which require process heat. We are in current discussions with a number of greenhouse producers relating to their use of our ecoPhaser for this application.

  We are also targeting large coal-fired projects, ranging from 17 MW to 80 MW. We are currently working on project proposals for industry users in both British Columbia and Venezuela.

  We are currently evaluating small scale applications for rural areas that require small systems in the. 100KW to 1 MW range.

  We are working with two Irish companies to design a system to gasify blood, bone and owfal from pigs to generate processed heat (steam) for other processes due to BSE concerns. We are currently working on a similar system to address Avian Flue chicken carcasses in British Columbia.

Cryogenic Gas Liquification Technologies

We are currently in discussions relative to a project to transport coal-bed methane from Guizhou to Zhejiang, Peoples Republic of China, through our strategic partner in that country, Can-Link Technology, Inc.

Research and Development

Our research and development activities are currently centered on the full commercialization of our technologies as opposed to pure research and development activities.

The bulk of our research and development activities are currently conducted through Clean Energy Research Inc. ("Clean Energy Research"), a corporation owned and controlled by Mr. Barry A. Sheahan, our Chief Financial Officer and a director, pursuant to a cost plus research and development agreement entered into effective January 1, 2003. Under that agreement, Clean Energy Research agreed to provide pre-approved budgeted pulse combustion research and development services to Clean Energy USA, and to invoice the latter company for its budgeted costs, related overhead and a 10% mark-up. The purpose of entering into a research and development arrangement with Clean Energy Research on the noted arms-length basis was to continue to preserve our ability to indirectly benefit from certain grants and tax-incentive programs offered in both the United States and Canada, which we could not otherwise directly utilize by reason of our becoming a public company whose stock was publicly traded.

Our gross research and development expenses, including amounts paid to Clean Energy Technologies under our pulse combustion research and development contract with that company, amounted to $288,896 and 455,018 for our 2003 and 2002 fiscal periods, respectively. Our research and development budget for fiscal 2004 is budgeted at $480,000.

One of our objectives in meeting our research and development and commercialization costs is to fund a significant portion of those expenditures through either direct grants or indirect grants through our research and development affiliates. We have, for example, directly or indirectly through Clean Energy Technologies, funded a total of CDN $82,000 in grants for developmental purposes of our pulse combustion technology from the date of our inception, and our predecessors to this technology funded a total of CDN $1,785,000 in developmental grants prior to our acquisition of that technology.

In late 2001, the Industrial Research Assistance Program of the Canadian federal government's National Resource Counsel approved a CDN $82,,000 grant to fund our phase I industrial tissue dryer characterization study. This program later approved the transfer of the remaining funding balance for this program, CDN $25,400, toward the completion of our glycol and heavy oil heating applications.

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

Subsidiaries

We have one subsidiary, Clean Energy USA, a Nevada corporation, a wholly-owned subsidiary which we formed in December, 2001 for the dual purpose of managing pulse combustion technology research & development activities and commercializing our pulse combustion technology through licensing and royalty agreements in North America.

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

Patents And Proprietary Rights

Our basic pulse combustion technology and a number of design improvements to this technology are protected by the following patents

Patent Description	Country	Issued	Patent #	Status

Fluid Heater Using Pulsating Combustion	USA	7/11/1989	4,846,149	current
Improvments in Pulsating Combustors	Europe (UK)	8/23/1995	486,643	current
Improvments in Pulsating Combustors	U.S.A. (CIP)	4/4/1995	5,403,180	current
Improvments in Pulsating Combustors	U.S.A	9/7/1993	5,242,294	current
Pulse Combustion Unit with Interior
Having Constant-Cross Section	USA	12/4/2001	6,325,616	current
Circular Pulsating Combustors	USA	10/15/2002	6,464,490	current

We anticipate that we will file additional international patent applications in selected foreign countries for our pulse combustion technology as circumstances dictate. We intend to diligently defend any infringement of our pulse combustion technology patents. We are not aware of any potential challenges to these patents. We have not established a fund for defense of these patents, but may do so if significant sales of its products are achieved. We intend to have all employees and consultants execute trade secret and confidentiality agreements.

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

Employees

We currently have two full-time employees and one part-time employee, and also two full-time consultants and two part-time consultants. A portion of our research and development activities are performed under contract by Clean Energy Research, which currently has three full-time employees and one part-employee. None of our or McSheahan Enterprises' employees are represented by a union. We believe that our relations with our employees are good.

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

PROPERTIES

Our executive offices and principal research and development facilities, consisting of approximately 4,300 square feet, are located at 7087 MacPherson Avenue, Burnaby, British Columbia, Canada, V5J 4N4. This space is currently leased from, McSheahan Enterprises, a personal service corporation owned and controlled by Mr. Barry A. Sheahan, our Chief Financial Officer and a director, for a two-year term, with a two-year option to renew, at an approximate rental rate of CDN $3,400 per month. Our pro-rata share of this cost, representing approximately one-third of the total, is indirectly charged to us by McSheahan Enterprises in the overhead allowance under our research and development agreement with that company.

Our ability to increase our levels of activity and to pursue a number of business opportunities will require us to acquire expanded premises with increased testing and production space and to increase our staffing levels. Our ability to acquire and move into expanded premises will be governed by our ability to raise additional capital.

LEGAL PROCEEDINGS

As of the date of this annual report, there were no material pending legal or governmental proceedings relating to our company or properties to which we are a party, or to our knowledge any proceeding of this nature which are being contemplated or threatened; and there were, to our knowledge, no material proceedings to which any of our directors, executive officers or affiliates are a party adverse to us or which have a material interest adverse to us.

SELECTED CONSOLIDATED FINANCIAL INFORMATION

The following discussion of our consolidated financial condition and results of operations should be read in conjunction with our consolidated financial statements and their explanatory notes, which can be found at the end of this annual report.

The following table presents selected historical consolidated financial data derived from our consolidated financial statements which can be found at the end of this annual report. The selected statement of loss data set forth below for our fiscal periods ended December 31, 2003 and December 31, 2002, and the selected balance sheet data set forth below as of December 31, 2003 and December 31, 2002, have been audited by Staley, Okada & Partners, independent auditors, as indicated in their report contained in our consolidated financial statements. The following selected financial data should be read in conjunction with our consolidated financial statements and their explanatory notes, as well as that section of this annual report captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations".

	Twelve Months Ended December 31,
Consolidated Statement of Operations Data:	2003	2002

Revenue	$ -	$ -
Administrative and marketing expenses	313,807	439,455
Research and development expenses	288,896	455,018
Net loss	(602,703)	(894,473)
Net loss per share basic and diluted	(0.05)	(0.09)
Weighted average common shares outstanding	12,989,610	10,139,184

	December 31,
Consolidated Balance Sheet Data:	2003	2002

Working capital (deficiency)	$ (479,898)	$ (414,895)
Current assets	2,985	2,873
Advances to an affiliated company	313,088	427,543
Patents	30,128	39,327
Property and equipment	-	-
Total assets	346,201	469,743
Current liabilities	482,883	417,768
Provisions and liabilities related to transfer of ownership of subsidiary	351,410	468,177
Total liabilities and provisions	834,283	885,945
Capital deficiency	(488,082)	(416,202)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our consolidated financial condition and results of operations should be read in conjunction with our consolidated financial statements and their explanatory notes, which can be found at the end of this annual report.

Overview

Clean Energy markets three types of products, burner units based upon our patented high-frequency valveless pulse combustion technology; gasification systems using our proprietary ecoPhaser gasification technology which uses heat to convert various biomass feedstocks into "clean thermal energy"; and our proprietary mobile modular technology for the liquefaction and transportation of natural gas, methane, helium, nitrogen and other gases from remote locations. Each of these technologies IS fully developed and in a position to be commercially marketed.

Our objective is to enter into licensing, royalty, joint venture or manufacturing agreements with established national and international heat transfer industry manufacturers which will result in the introduction of a variety of different burner and gasification units based upon our technologies into various selected market segments. We have no revenues to date, nor have we entered into any revenue producing contracts to date. Since we have not generated operating revenues to date, we should be considered a development stage enterprise.

Results Of Consolidated Operations

Operating Revenues

We had no revenues for our twelve-month fiscal periods ended December 31, 2003 ("fiscal 2003") or December 31, 2002 ("fiscal 2002").

Net Loss

We incurred an operating loss of $602,703 for fiscal 2003, as compared to $894,473 for fiscal 2002. The $291,770 or 32.6% decrease in our operating loss was primarily attributable to the following changes in costs and expenses:

  a $125,648, or 28.6%, decrease in administrative and marketing expenses from $439,455 to $313,807; and

  a $166,182, or 36.5%, decrease in research & development expenses from $455,018 to $288,896;

The $125,648 decrease in administration expense for fiscal 2003 over fiscal 2002 was primarily attributable to decreases in legal and patent maintenance costs.

Relationships And Transactions On Terms That Would Not Be Available From Clearly Independent Third Parties

During fiscal 2003, we did not enter into any transactions with any parties that are not clearly independent on terms that would be more favorable than that which might have been available from other clearly independent third parties.

Liquidity And Capital Resources

Sources of Cash

Our cash flow requirements for since the beginning of fiscal 2002 have been principally funded by the periodic conversion of short-term advances, wages, fees and other payables due to directors, shareholders, employees and other creditors into common shares, including $823,798 of indebtedness converted into 1,267,242 common shares at an average conversion price of $0.65 per share in September 2002, $356,801 of indebtedness converted into 3,164,382 common shares at an average conversion price of $0.11 per share in August 2003, and most recently, $471,053 of indebtedness converted into 2,080,660 common shares at an average conversion price of $0.23 per share in March 2004.

Off-Balance Sheet Arrangements

There are no guarantees, commitments, lease and debt agreements or other agreements that could trigger adverse change in our credit rating, earnings, cash flows or stock price, including requirements to perform under standby agreements, other than a default in our obligations under our office lease described in that section of this annual report captioned "Properties" and contingent liabilities of Clean Energy Technologies in the amount of $38,313 as of December 31, 2003 which arose from contracts previously entered into by Clean Energy either jointly with, or on behalf of, that company before its transfer in December 2001 by Clean Energy. These contingent liabilities are included as part of our liabilities relating to Clean Energy Technologies in our consolidated balance sheet.

Cash Position and Sources And Uses Of Cash

Our cash and cash equivalents position as of December 31, 2003 was $160, as compared to $0 as of December 31, 2002. Our cash and cash equivalents position for fiscal 2003 increased by $160 as the result of the offset of $416,103 in cash used in operating activities against $416,263 in cash generated by financing activities. There was no change in our cash and cash equivalents position for fiscal 2002, attributable to $399,263 in cash used in operating activities and $3,992 in investing activities, which were offset by $403,255 in cash generated by financing activities.

Our operating activities used cash in the amount of 416,103 for fiscal 2003, as compared to cash requirements of $399,263 for fiscal 2002. The $416,103 in cash used in operating activities for fiscal 2003 reflected our net loss of $602,703 for that period, as decreased for non-cash deductions and a net increase in non-cash working capital balances. The $399,263 in cash used in operating activities for fiscal 2002 reflected our net loss of $894,473 for that period, as decreased for non-cash deductions and a net increase in non-cash working capital balances.

We used cash in the amount of $0 in investing activities in fiscal 2003, as compared to $3,992 of cash used by investing activities in fiscal 2002. The principal use of cash for 2002 was for patent additions.

We realized cash in the amount of $416,263 from financing activities in fiscal 2003, as compared to $403,255 of cash realized by investing activities in fiscal 2002. The principal sources of cash for both 2003 and 2002 were advances from related and affiliated parties.

Plan Of Operation And Prospective Capital Requirements

Our overriding corporate focus is to ramp-up our marketing activities for our various products. Our ability to continue as a going concern will be dependent upon our entering into revenue producing contracts and raising additional working capital to fund our various projects, to ramp-up our sales and marketing activities, to conduct addition research and development activities through our contract with Clean Energy Research, and fully implement our longer-term business plan and marketing strategies. We anticipate that we will incur at least $1,000,000 in costs over the next twelve months to fund our projected minimal levels of operations, including $300,000 in general and administrative, $100,000 in sales and marketing, $480,000 in research and development costs, and $120,000in capital expenditures. Our cost structure will be subject to significant change based upon any contracts we may enter into and/or additional capital we may raise.

As of March 30, 2004, we had approximately $Nil in cash available to fund our costs and expenses. We have no current arrangements for obtaining the additional cash and working capital we may require. We will seek to raise cash to meet our operating requirements through the public or private sales of debt or equity securities, the procurement of advances on contracts or licenses, funding from joint-venture or strategic partners, debt financing or short-term loans, or a combination of the foregoing. We may also seek to satisfy indebtedness without any cash outlay through the private issuance of debt or equity securities. Our ability to raise monies has been negatively impacted in part by poor general economic conditions and enhanced risks associated in investing in development stage ventures. We cannot give you any assurance that we will be able to secure the additional cash or working capital we may require to continue our operations.

We anticipate that the employees and consultants currently engaged by the company will be able to handle most of our any additional administrative, research and development, sales and marketing, and manufacturing requirements incurred during this period, and therefore do not anticipate that we will need to employ any significant number of additional employees or consultants. Our current facilities will also be adequate to conduct all of our operations, including manufacturing, during this period. If we experience significant demand, however, we will expand both our personnel and facilities accordingly.

Our consolidated financial statements for the year ended December 31, 2003 included with this annual report have been prepared assuming that the company will continue as a going concern. As discussed in note 1 to those financial statements, our continuing losses from inception, working capital deficiency and lack of financial resources to complete our business plan raise substantial doubt about our ability to continue as a going concern.

Other Matters

Research and Development Expenditures

Research and development expenditures are expensed as incurred.

Foreign Exchange

We recorded a $57,245 foreign currency translation gain in fiscal 2003 as an accumulated comprehensive income item on our consolidated balance sheet and consolidated deficiency in assets in consolidating our books for financial reporting purposes as the result of the fluctuation in United States-Canadian currency exchange rates during that period. We cannot give you any assurance that our future operating results will not be similarly adversely affected by currency exchange rate fluctuations. See that section of this annual report captioned "Quantitative and Qualitative Disclosure About Market Risk" for a description of other aspects of our company that may be potentially affected by foreign exchange fluctuations.

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

Recent Adopted Accounting Standards

See note 1 to our consolidated financial statements included with this annual report for a description of recently adopted accounting standards impacting our company.

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

UNCERTAINTIES AND RISK FACTORS THAT MAY AFFECT OUR FUTURE RESULTS AND FINANCIAL CONDITIONS

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

Uncertainties and Risks Generally Relating To Our Company And Our Busines

We have a limited operating history upon which an investor can evaluate an investment in our business.

To date, we are a development stage company principally engaged in research and development, organizational and startup activities. While we have introduced our products commercially to the markets, we have not entered into binding contracts for the sale of those products or generated sales revenues from those products. Our limited operating history will make it difficult, if not impossible, to predict future operating results and to assess the likelihood of our business success in considering an investment in our company. Risks and issues inherent in the establishment and expansion of a new business enterprise which we face include, among others, problems of entering new markets, marketing new technologies, hiring and training personnel, acquiring reliable facilities and equipment, and implementing operational controls. As a development stage company, we are also subject to risks and or levels of risk that are often greater than those encountered by companies with established operations and relationships. Development stage companies often require significant capital from sources other than operations. Since we are a start-up business, our management and employees will shoulder the burdens of the business operations and a workload associated with company growth and capitalization that is disproportionately greater than that for an established business. We cannot give you any assurance that we will successfully address these risks. Our prospects must be considered speculative, which may limit our ability to encourage further investment in our company.

We have accumulated losses since our inception, and currently have no products or services on the market that are generating revenues. Our inability to generate revenues and profits from products we have introduced onto the market could cause us to go out of business and for you to lose your entire investment.

We have incurred a cumulative operating loss in the amount of $3,856,851 from our inception through December 31, 2003. While we have introduced our products commercially to the markets, we have not entered into binding contracts for the sale of those products or generated sales revenues from those products. Our failure to generate meaningful revenues and ultimately profits from these products could force us to reduce or suspend our operations and ultimately go out of business.

Our inability to raise additional working capital at all or to raise it in a timely manner would negatively impact our ability to fund our operations, complete pending or proposed project proposals and introduce burner products using our technologies onto the markets, generate revenues, and to otherwise execute our business plan, leading to the reduction or suspension of our operations and ultimately our going out of business. Should this occur, the value of your investment in the common shares could be adversely affected, and you could even lose your entire investment.

We will most likely need to raise cash and additional working capital to cover the anticipated shortfall in our cash and working capital until such time as we become cash flow positive based solely on sales and service revenues less operating and other costs. We had a working capital deficit of $479,898 as of December 31, 2003, and anticipate that we will need to raise at least $1 million to fund our minimum projected operating and project costs over the next twelve months from the date of this annual report to fully implement our longer-term business plan and marketing strategies. We currently do not have any binding commitments for, or readily available sources of, additional financing. We will seek to raise additional cash and working capital should it become necessary through the public or private sales of debt or equity securities, the procurement of advances on contracts or licenses, funding from joint-venture or strategic partners, debt financing or short-term loans, or a combination of the foregoing. We may also seek to satisfy indebtedness without any cash outlay through the private issuance of debt or equity securities. We cannot give you any assurance that we will be able to secure any additional cash or working capital we may require to continue our operations.

Our independent auditors stated noted in their report accompanying our financial statements for our fiscal year ended December 31, 2003 that we had incurred net losses since our inception and had a working capital deficit, and stated that those conditions raised substantial doubt about our ability to continue as a going concern. Note 1 to our financial statements addressed management's plans to address the working capital deficit. We cannot assure you that our business plans will be successful in addressing these issues. If we cannot successfully continue as a going concern, our shareholders may lose their entire investment in our common shares.

Even if we are able to raise additional financing, we might not be able to obtain it on terms that are not unduly expensive or burdensome to the company, or which do not adversely affect your rights as a common shareholder or the value of your investment in our common shares, including substantial dilution of your investment in terms of your percentage ownership in the company as well as the book value of your common shares.

Even if we are able to raise additional cash or working capital through the public or private sale of debt or equity securities, the procurement of advances on contracts or licenses, funding from joint-venture or strategic partners, debt financing or short-term loans, or the satisfaction of indebtedness without any cash outlay through the private issuance of debt or equity securities, the terms of such transactions may be unduly expense or burdensome to the company or disadvantageous to our existing shareholders. For example, we may be forced to sell or issue our securities at significant discounts to market, or pursuant to onerous terms and conditions, including the issuance of preferred stock with disadvantageous dividend, voting, board membership, conversion, redemption or liquidation provision; the issuance of convertible debt with disadvantageous interest rates and conversion features; the issuance of warrants with cashless exercise features, the issuance of securities with anti-dilution provisions; and the grant of registration rights with significant penalties for the failure to quickly register. If we raise debt financing, we may be required to secure the financing with all of our business assets, which could be sold or retained by the creditor upon our default. We also might be required to sell or license our products or technologies under disadvantageous circumstances we would not otherwise consider, including granting licenses with low royalty rates and exclusivity provisions.

Our burner products are based upon burner technologies and designs that are generally new, unique and unproven to the markets, and we cannot assure you that the market will accept these products. The failure or reluctance of the market to accept these products would have a negative impact on our business and the value of your investment.

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

We will face intense competition from competitors that have greater financial, technical and marketing resources. These competitive forces may impact our projected growth and ability to generate revenues and profits, which would have a negative impact on our business and the value of your investment.

The market for burner and gasification products is intensely competitive and characterized by rapidly changing technology, evolving industry standards, and price competition. There are no substantial barriers to entry, and we expect that competition will be intense and may increase. Many of our existing competitors may have substantially greater financial, product development, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships in the industry than we do. As a result, certain of these competitors may be able to develop and expand their product and service offerings more rapidly, adapt to new or emerging technologies and changes in customer requirements more quickly, take advantage of acquisition and other opportunities more readily, devote greater resources to the marketing and sale of their products and services, or aggressively reduce their sales prices below the our costs. We cannot assure you that we will be able compete successfully with existing competitors or new competitors.

We are dependent for our success on a few key executive officers. Our inability to retain those officers would impede our business plan and growth strategies, which would have a negative impact on our business and the value of your investment

Our success depends to a critical extent on the continued efforts of services of small senior management and research and development team, including our President and Chief Executive Officer, Mr. R. Dirk Stinson, our consulting Director, Mr. C. Victor Hall, our Vice President of Engineering and Product Development, Mr. Denver Collins, and our Projects Director, Mr. James V. DeFina. Were we to lose one or more of these key executive officers or employees, we would be forced to expend significant time and money in the pursuit of a replacement, which would result in both a delay in the implementation of our business plan and the diversion of limited working capital. We can give you no assurance that we can find satisfactory replacements for these key executive officers at all, or on terms that are not unduly expensive or burdensome to our company. We do not have employment agreements in place with either Messrs. Stinson or Hall. Although Mr. Collins has signed employment agreements providing for his continued service to the company through October 1, 2006, this agreement will not preclude him from leaving the company. We do not currently carry key man life insurance policies on any of our key executive officers or employees which would assist us in recouping our costs in the event of the loss of those persons.

Our inability to hire qualified personnel at all or to raise or in a timely manner could impede our ability to generate revenues and profits and to otherwise implement our business plan and growth strategies, which would have a negative impact on our business and could adversely affect the value of your investment.

We currently have an extremely small staff comprised of three executive officers and four employees. Although we believe that these officers and employees will be able to handle most of additional administrative, research and development, sales and marketing, and manufacturing requirements in the shorter-term as we ramp up our sales and operations, we will nevertheless be required over the longer-term to hire highly skilled managerial, engineering, technical, sales and marketing and administrative personnel to fully implement our business plan and growth strategies. We cannot assure you that we will be able to engage the services of such qualified personnel at competitive prices, or at all, particularly given the risks of employment attributable to our limited financial resources and lack of an established track record.

We plan to grow very rapidly, which will place strains on our management team and other company resource to both implement more sophisticated managerial, operational and financial systems, procedures and controls and to train and manage the personnel necessary to implement those functions. Our inability to manage our growth could impede our ability to generate revenues and profits and to otherwise implement our business plan and growth strategies, which would have a negative impact on our business and the value of your investment.

We will need to significantly expand our operations to implement our longer-term business plan and growth strategies. We will also be required to manage multiple relationships with various strategic partners, technology licensors, customers, manufacturers and suppliers, advertisers, consultants and other third parties. This expansion and these expanded relationships will require us to significantly improve or replace our existing managerial, operational and financial systems, procedures and controls; to improve the coordination between our various corporate functions; and to manage, train, motivate and maintain a growing employee base. The time and costs to effectuate these steps may place a significant strain on our management personnel, systems and resources, particularly given the limited amount of financial resources and skilled employees that may be available at the time. We cannot assure you that we will institute, in a timely manner or at all, the improvements to our managerial, operational and financial systems, procedures and controls necessary to support our anticipated increased levels of operations and to coordinate our various corporate functions, or that we will be able to properly manage, train, motivate and retain our anticipated increased employee base.

We may have difficulty in attracting and retaining management and outside independent members of our board of directors as a result of their concerns relating to their increased personal exposure to lawsuits and shareholder claims by virtue of holding these positions in a publicly-held company.

The directors and management of publicly traded corporations are increasingly concerned with the extent of their personal exposure to lawsuits and shareholder claims, as well as governmental and creditor claims which may be made against them, particularly in view of recent changes in securities laws imposing additional duties, obligations and liabilities on management and directors. Due to these concerns, directors and management directors are also becoming increasingly concerned with the availability of directors and officers' liability insurance to pay on a timely basis the costs incurred in defending shareholder claims. Directors and officers liability insurance has recently become much more expensive and difficult to obtain than it had been. If we are unable to obtain directors and officers liability insurance at affordable rates or at all, it may become increasingly more difficult to attract and retain qualified outside directors to serve on our board of directors. The fees of directors are also rising in response to their increased duties, obligations and liabilities as well as increased exposure to such risks. As a development stage company with a limited operating history and limited resources, we will have a more difficult time attracting and retaining management and outside independent directors than a more established company due to these enhanced duties, obligations and liabilities.

Our ability to generate revenues and profits and to otherwise implement our business plan and growth strategies will be adversely affected if the licensees, strategic partners or third party marketing and distribution partners we intent to rely upon to provide a significant part of our marketing and sales function fail to perform as expected. This failure would have a negative impact on our business and the value of your investment.

We currently have no internal sales, marketing and distribution capabilities, and anticipate that we may rely on third-party licensees, strategic partners or third party marketing and distribution companies to perform a significant part of those functions. As a consequence of that reliance, our ability to effectively market and distribute our products will be dependent in large part on the strength and financial condition of others, the expertise and relationships of those third-parties with customers, and the interest of those parties in selling and marketing our products. Prospective third-party licensees, strategic partners and marketing and distribution parties may also market and distribute the products of other companies. If our relationships with any third-party licensees, strategic partners or marketing and distribution partners were to terminate, we would need to either develop alternative relationships or develop our own internal sales and marketing forces to continue to sell our products. Even if we are able to develop our internal sales, marketing and distribution capabilities, these efforts would require significant cash and other resources that would be diverted from other uses, if available at all, and could cause delays or interruptions in our product supply to customers, which could result in the loss of significant sales or customers. We can give you no assurance that we will be successful in our efforts to engage licensees, strategic partners or third party marketing and distribution companies to meet our sales, marketing and distribution requirements.

Our ability to generate revenues and profits and to otherwise implement our business plan and growth strategies will be adversely affected if the third-party manufacturers or suppliers upon whom we intend to rely to manufacture our products fail to perform as expected. This failure would have a negative impact on our business and the value of your investment.

We currently have no internal manufacturing capability, and will rely extensively on licensees, strategic partners or third party contract manufacturers or suppliers. A delay or interruption in the supply of components or finished products could adversely affect our ability to introduce our products onto the market. Should we be forced to manufacture our products, we cannot give you any assurance that we will be able to develop an internal manufacturing capability or procure third party suppliers. Moreover, we cannot give you any assurance that any contract manufacturers or suppliers we procure will be able to supply our product in a timely or cost effective manner or in accordance with applicable regulatory requirements or our specifications.

Our inability to protect our intellectual property rights could negatively impact our projected growth and ability to generate revenues and profits, which would have a negative impact on our business and the value of your investment.

We rely on a combination of patent, patent pending, copyright, trademark and trade secret laws, proprietary rights agreement and non-disclosure agreements, and to protect our intellectual properties. We cannot give you any assurance that these measures will prove to be effective in protecting our intellectual properties.

In the case of patents, we cannot give you any assurance that our existing patents will not be invalidated, that any patents that we currently or prospectively apply for will be granted, or that any of these patents will ultimately provide significant commercial benefits. Further, competing companies may circumvent any patents that we may hold by developing products which closely emulate but do not infringe our patents. While we intend to seek patent protection for our products in selected foreign countries, those patents may not receive the same degree of protection as they would in the United States. We can give you no assurance that we will be able to successfully defend our patents and proprietary rights in any action we may file for patent infringement. Similarly, we can give you any assurance that we will not be required to defend against litigation involving the patents or proprietary rights of others, or that we will be able to obtain licenses for these rights. Legal and accounting costs relating to prosecuting or defending patent infringement litigation may be substantial.

We also rely on proprietary designs, technologies, processes and know-how not eligible for patent protection. We cannot give you any assurance that our competitors will not independently develop the same or superior designs, technologies, processes and know-how.

While we have and will continue to enter into proprietary rights agreements with our employees and third parties giving us proprietary rights to certain technology developed by those employees or parties while engaged by our company, we can give you no assurance that courts of competent jurisdiction will enforce those agreements.

Our revenues and profits may be adversely affected by currency fluctuation, regulatory, political and other risks associated with international transactions.

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

Risks Relating To An Investment In Our Securities

To date, we have not paid any cash dividends and no cash dividends will be paid in the foreseeable future.

We do not anticipate paying cash dividends on our common shares in the foreseeable future, and we cannot assure an investor that funds will be legally available to pay dividends, or that even if the funds are legally available, that the dividends will be paid.

Our common shares are thinly traded, so you may be unable to sell at or near ask prices or at all if you need to sell your shares to raise money or otherwise desire to liquidate your shares.

Our common shares are sporadically or "thinly-traded" on the OTCBB, meaning that the number of persons interested in purchasing our common shares at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven development stage company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common shares will develop or be sustained, or that current trading levels will be sustained.

The market price for our common shares is particularly volatile given our status as a relatively unknown development stage company with a small and thinly-traded public float, limited operating history and lack of revenues or profits to date for our newly introduced products, which could lead to wide fluctuations in our share price. The price at which you purchase our common shares may not be indicative of the price that will prevail in the trading market. You may be unable to sell your common shares at or above your purchase price, which may result in substantial losses to you.

The market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. The volatility in our share price is attributable to a number of factors. First, we have relatively few common shares outstanding in the "public float" since most of our shares are held by a small number of shareholders. In addition, as noted above, our common shares are sporadically or thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price. Secondly, we are a speculative or "risky" investment due to our limited operating history and lack of revenues or profits to date, lack of capital to execute our business plan, and uncertainty of future market acceptance for our products. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer. The following factors may add to the volatility in the price of our common shares: actual or anticipated variations in our quarterly or annual operating results, acceptance of our products and services as viable security and technology solutions, government regulations, announcements of significant acquisitions, strategic partnerships or joint ventures, our capital commitments, and additions or departures of our key personnel. Many of these factors are beyond our control and may decrease the market price of our common shares, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common shares will be at any time, including as to whether our common shares will sustain their current market prices, or as to what effect, if any, that the sale of shares or the availability of common shares for sale at any time will have on the prevailing market price.

Volatility in our common share price may subject us to securities litigation.

As discussed in the preceding risk factor, the market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management's attention and resources.

The application of the "penny stock" rules could adversely affect the market price of our common shares and increase your transaction costs to sell those shares.

As long as the trading price of our common shares is below $5 per share, the open-market trading of our common shares will be subject to the "penny stock" rules. The "penny stock" rules impose additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of securities and have received the purchaser's written consent to the transaction before the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the broker-dealer must deliver, before the transaction, a disclosure schedule prescribed by the SEC relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks. These additional burdens imposed on broker-dealers may restrict the ability or decrease the willingness of broker-dealers to sell the common shares, and may result in decreased liquidity for our common shares and increased transaction costs for sales and purchases of our common shares as compared to other securities.

Shareholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.

Our officers and directors own or control approximately 69% of our outstanding common shares, which may limit the ability of yourself or other shareholders, whether acting singly or together, to propose or direct the management or overall direction of our company. Additionally, this concentration of ownership could discourage or prevent a potential takeover of our company that might otherwise result in you receiving a premium over the market price for your common shares.

Currently, our officers and directors beneficially own or control approximately 69% of our outstanding common shares. These persons will have the ability to control substantially all matters submitted to our shareholders for approval and to control our management and affairs, including extraordinary transactions such as mergers and other changes of corporate control, and going private transactions.

Ravenscraig Properties Ltd., a corporation owned and controlled by Mr. R. Dirk Stinson, our President and a director, currently holds all of our issued series 'A' preferred shares. While the holders of our series 'A' preferred shareholders generally do not have the right to vote, we cannot effectuate any of the following transactions or actions without their consent and approval: the declaration or payment of any dividend (other than a stock split) to our common or preferred shareholders; the redemption or purchase of common or preferred shares; the sale of our principal assets or business; a merger or consolidation of our company with any other company; the liquidation or dissolution of our company, the assignment of our assets to our creditors, or a filing for bankruptcy by our company.

Our issuance of additional common shares or preferred shares, or options or warrants to purchase those shares, would dilute your proportionate ownership and voting rights. Our issuance of additional preferred shares, or options or warrants to purchase those shares, would not only dilute your proportionate ownership and voting rights, but could also discourage or prevent the distribution of dividends to you by requiring the consent of the preferred shareholders, prevent the sale of our assets or a potential takeover of our company that might otherwise result in you receiving a distribution or a premium over the market price for your common shares by requiring the consent of the preferred shareholders even though the sale or takeover is approved by a majority of the common shares, or negatively impact the value of your investment in our common shares as the result of preferential dividend rights, disproportionate rights to appoint directors to our board, conversion rights, redemption rights and liquidation provisions granted to the preferred shareholders.

We are entitled under our certificate of incorporation to issue up to 15,000,000 common shares (which will be increased to 25,000,000 shares on April 28, 2004) and 2,000,000 "blank check" preferred shares. Upon effectuation of our pending 1-for-3 consolidation and the increase in our authorized common shares to 25,000,000 on April 28, 2004, we will be entitled to issue approximately 17,783,916 additional common shares (subject to adjustment for fractional shares issued in the consolidation) and 1,757,332 additional preferred shares. Our board may generally issue those common and preferred shares, or options or warrants to purchase those shares, without further approval by our shareholders based upon such factors as our board of directors may deem relevant at that time. Any preferred shares we may issues shall have such rights, preferences, privileges and restrictions as may be designated from time-to-time by our board, including preferential dividend rights, voting rights, board membership rights, conversion rights, redemption rights and liquidation provisions. It is likely that we will be required to issue a large amount of additional securities to raise capital to further our development and marketing plans. It is also likely that we will be required to issue a large amount of additional securities to directors, officers, employees and consultants as compensatory grants in connection with their services, both in the form of stand-alone grants or under our various stock plans. We cannot give you any assurance that we will not issue additional common or preferred shares, or options or warrants to purchase those shares, under circumstances we may deem appropriate at the time.

Our certificate of incorporation and bylaws contain provisions that make it more difficult for our shareholders to replace a majority of directors and obtain control of our board of directors.

Our certificate of incorporation and bylaws (1) reserve the right to fill any vacancies in any Non-Series A Director positions exclusively to our board of directors; (2) stipulate that our Non-Series A Directors can only be removed for cause; (3) require any action to be taken by our common and series 'B' preferred shareholders to be effected at a duly called annual or special meeting of those shareholders, (4) prohibit those shareholders from effecting any action by written consent unless approved by a two-thirds affirmative vote of their shares; (5) reserve the right to call special meetings of our common and series 'B' preferred shareholders exclusively to our board of directors and designated executive officers; and (6) require any amendments to the preceding provisions to be approved by a two-thirds affirmative vote of our shareholders. These provisions generally make it more difficult for our shareholders to replace a majority of our directors and obtain control of our board of directors.

We are subject to the provisions of the Delaware Business Combination Act, which could discourage or prevent a potential takeover of our company that might otherwise result in you receiving a premium over the market price for your common shares.

As a Delaware corporation, we are subject to the Delaware Business Combination Act which precludes a shareholder who owns 15% or more of our shares from entering into a "business combination" involving our company for a period of three years, unless (1) our board of directors approves the combination before the shareholder acquires the 15% interest; (2) the interested shareholder acquires at least 85% of our shares as part of the transaction in which he acquired the initial 15%, excluding shares owned by our officers who are also directors and voting stock held by employee benefit plans; or (3) the combination is approved by our board of directors by a majority vote and two-thirds of our other shareholders at a duly called shareholders' meeting. A "business combination" is defined as (1) a merger or consolidation requiring shareholder approval, (2) the sale, lease, pledge, or other disposition of our assets, including by dissolution, having at least 50% of the entire asset value of our company, or (3) a proposed tender or exchange offer of 50% or more of our voting stock.

The elimination of monetary liability against our directors, officers and employees under our certificate of incorporation and the existence of indemnification rights to our directors, officers and employees may result in substantial expenditures by our company and may discourage lawsuits against our directors, officers and employees.

Our certificate of incorporation contains provisions which eliminate the liability of our directors, officers and employees for monetary damages to our company and shareholders to the maximum extent permitted under Delaware corporate law. Our certificate of incorporation also requires us to indemnify our directors to the maximum extent permitted by Delaware corporate law. We may also have contractual indemnification obligations under our individual agreements with our directors, officers and employees. The foregoing indemnification obligations could result in our company incurring substantial expenditures to cover the cost of settlement or damage awards against directors, officers and employees, which we may be unable to recoup. These provisions and resultant costs may also discourage our company from bringing a lawsuit against directors, officers and employees for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our shareholders against our directors, officers and employees, even though such actions, if successful, might otherwise benefit our company and shareholders. To the extent indemnification for liabilities arising under the Securities Act may be permitted to directors, officers and controlling persons of our company under the above provisions, or otherwise, we have been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act, and is, therefore, unenforceable.

You may not be able to effect service of process upon or enforce a judgment against our company or our executive officers or directors

Since our principal executive offices are located in the province of British Columbia, Canada, and our executive officers and all but one of our directors are resident of countries outside of the United States, it may not be possible for you to effect service of process upon, or enforce a judgment against, our company or our executive officers or directors with respect to any civil actions predicated on the civil liability provisions of United States federal or state securities legislation that you may file in the federal or state courts of the United States or any resultant judgments you obtain in those courts.

MARKET PRICE OF AND DIVIDENDS ON OUR COMMON SHARES AND RELATED SHAREHOLDER MATTERS

Market Information

The common shares have traded over-the-counter on the OTC Bulletin Board under the trading symbol "CGBY" since May 16, 2002. Prior to that there was no public market for the common shares. The following table lists, by calendar quarter, the high and low sales prices of the common shares on the OTC Bulletin Board for each of the periods indicated.

Sales Price (1)
Period	High	Low

2003:
Fourth Quarter	$ 0.25	$ 0.14
Third Quarter	$ 0.54	$ 0.10
Second Quarter	$ 0.17	$ 0.08
First Quarter	$ 0.25	$ 0.08
2002:
Fourth Quarter	$ 0.26	$ 0.07
Third Quarter (commencement of trading)	$ 0.75	$ 0.16

(1)   Reflects pre-consolidation sales prices.

Our common shares were approved for listing on the OTC Bulletin Board on May 16, 2002. The closing price for the common shares on the OTC Bulletin Board as of April 12, 2004 was $0.35.

A shareholders' list provided by our transfer agent showed 364 registered common shareholders holding 21,648,251 common shares as of April 12, 2004. Upon effectuation of our pending 1-for-3 consolidation on April 28, 2004, there will be approximately 7,216,084 common shares outstanding, subject to upward adjustment for fractional shares. We estimate that we have at approximately 539 beneficial holders of our common shares, based upon information provided by our stock transfer agent in connection with the distribution of an information circular on April 6, 2004.

As of April 12, 2004, there were also outstanding 1,000 series 'A' preferred shares held by one shareholder, and 241,668 series 'B' preferred shares held by five shareholders, for which no trading market presently exists. The series 'A' and series 'B' preferred shares are each currently convertible into one common share. Upon effectuation of our pending 1-for-3 consolidation on April 28, 2004, each share will be convertible into one-third of one common share.

Dividend Policy

We have never paid any cash dividends on our common shares, and we do not anticipate that we will pay any dividends with respect to those securities in the foreseeable future. Our current business plan is to retain any future earnings to finance the expansion development of our business. Any future determination to pay cash dividends will be at the discretion of our board of directors, and will be dependent upon our financial condition, results of operations, capital requirements and other factors as our board may deem relevant at that time.

Recent Sales Of Unregistered Securities

Since January 1, 2003, we have sold or issued the following securities not registered under the Securities Act:

  On July 1, 2003, we agreed to issue 3,164,382 common shares at an average conversion price of $0.11 per share to a group of thirteen directors, shareholders, employees and other creditors in settlement of a total of $356,801 in short-term advances, wages, fees and other payables due to those persons. Included in that transaction were (1) 865,232 common shares issued to Mr. R. Dirk Stinson, our President and a director, in satisfaction of $53,482 in loans; (2) 514,246 common shares issued to Ravenscraig Properties, Ltd., a corporation owned and controlled by Mr. R. Dirk Stinson, our President and a director, in satisfaction of $53,482 in loans and liabilities assumed; (3)

361,635 common shares issued to McSheahan Enterprises, Ltd., a personal service corporation owned and controlled by Mr. Barry A. Sheahan, our Chief Financial Officer and a director, with respect to loans and unpaid management fees in the amount of $34,490, (4) 276,299 common shares issued to JPT 2 Holdings, Ltd., a personal service corporation owned and controlled by Mr. John P. Thuot, a director, in satisfaction of $28,735 in unpaid management fees relating to when Mr. Thuot was an officer of our company; (5) 274,725 common shares issued to Mr. James V. DeFina, our projects director, in satisfaction of $28,571 in unpaid wages; and (6) 192,308 common shares issued to Mr. Denver Collins, a consultant who later became our Vice President of Engineering and Product Development and a director, in satisfaction of $20,000 in unpaid consulting fees.

  On March 5, 2004, we issued 7,076,300 common shares to ecoTech Waste Management Systems (1991) Inc., in connection with our purchase of a gasification technology from that company. As part of that transaction, we also issued 500,000 to Mr. C. Victor Hall, the President and principal shareholder of ecoTech Waste Management Systems, for the purshase of his cryogenic technology. We valued the common shares paid at US $0.14 per share, or an aggregate of $990,682 for the gasification technology and $70,000 for the cryogenic technology.

  On March 8, 2003, we agreed to issue 2,080,660 common shares at an average conversion price of $0.23 per share to a group of thirteen directors, shareholders, employees and other creditors in settlement of a total of $471,053 in short-term advances, wages, fees and other payables due to those persons. Included in that transaction were (1) 614,391 common shares issued to Ravenscraig Properties, Ltd., a corporation owned and controlled by Mr. R. Dirk Stinson, our President and a director, in satisfaction of $153,598 in loans and liabilities assumed; (2) 263,988 common shares issued to McSheahan Enterprises, Ltd., a personal service corporation owned and controlled by Mr. Barry A. Sheahan, our Chief Financial Officer and a director, with respect to loans and unpaid management fees in the amount of $65,997, (3) 289,268 common shares issued to Clean Energy Research, Inc., a research and development corporation owned and controlled by Mr. Barry A. Sheahan, our Chief Financial Officer and a director, with respect to unpaid fees in the amount of $72,317 under our research and development contract with that company; (4) 316,292 common shares issued to Mr. James V. DeFina, our projects director, in satisfaction of $79,073 in unpaid wages; (5) 53,258 common shares issued to JPT 2 Holdings, Ltd., a personal service corporation owned and controlled by Mr. John P. Thuot, a director, in satisfaction of $13,314 in unpaid management fees relating to when Mr. Thuot was an officer of our company; and (6) 120,000 common shares issued to Mr. Denver Collins, our Vice President of Engineering and Product Development and a director, in satisfaction of $30,000 in unpaid wages.

No underwriting discounts or commissions were payable with respect to any of the following transactions, and none of the offers and sales were effected through any general solicitation or general advertising.

With the exception of the shares issued to Mr. Collins, the issuance of all of the foregoing securities was exempt from the registration requirements of the Securities Act under Regulation S, insofar as (1) none of the creditors were U.S. persons, (2) all of the issuances were effected outside the United States in offshore transactions, (3) there were no directed selling efforts within the United States, and (4) we implemented offering restrictions, including placing restricted stock legends on the shares.

In the case of Mr. Collins, (1) the issuance of common shares to him on July 1, 2003 was exempt from the registration requirements of the Securities Act under Rule 504 insofar as the aggregate offering price did not exceed $1,000,000, after taking into consideration the aggregate offering price for all securities sold by the company under Section 3(b) of the Securities Act within the twelve months preceding the transaction; and (2) the issuance of common shares to him on March 8, 2004 was exempt from the registration requirements of the Securities Act under Rule 506 insofar as he was an accredited investor at such time by virtue of being an executive officer and a director of our company.

SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS IN FOURTH QUARTER

Our annual meeting of shareholders was held on November 21, 2003. At that meeting our shareholders re-elected Messrs. R. Dirk Stinson, Barry A. Sheahan, John P. Thuot, L. Clive Boulton, John L. Howard and Denver Collins as our directors, with their term of office to extend until the next annual meeting of shareholders and until their successors are duly elected and qualified. The tally of the votes is set forth below:
	Vote
Director Nominees	For	Withhold	Abstain

R. Dirk Stinson	8,553,748	7,022	-
Barry A. Sheahan	8,553,748	7,022	-
John P. Thuot	8,553,748	7,022	-
L. Clive Boulton	8,553,748	7,022	-
John L. Howard	8,553,748	7,022	-
Denver Collins	8,553,748	7,022	-

At the annual meeting, our shareholders also ratified the adoption of the 2003 Clean Energy Combustion Systems, Inc. Omnibus Equity-Based Compensation Plan by the following vote: 8,434,910 shares voting for, 7,022 shares against, and118,838 shares abstaining or withheld.

Also at the annual meeting, our shareholders ratified the appointment of Staley Okada & Partners to serve as our independent auditors for our pending fiscal year ending December 31, 2003 by the following vote: 8,553,748shares voting for, 7,022 shares against, and nil shares abstaining or withheld. There were no broker non-votes with respect to any matter presented for vote at our annual meeting.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On March 21, 2003, our board replaced Deloitte & Touche LLP ("Deloitte & Touche") as our independent accountants with Staley, Okada & Partners ("Staley Okada"), which completed our pending audit for our fiscal year ended December 31, 2002. The change in accountants was instituted solely for cost savings considerations.

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

EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

Consolidated Financial Statements:

Independent Auditors Report (Staley, Okada & Partners)	F-1
Independent Auditors Report (Deloitte & Touche LLP)	F-2
Consolidated Balance Sheets at December 31, 2003 and 2002	F-3

Consolidated Statements of Operations for the twelve-month periods ended December 31, 2003 and December 31, 2002	F-4
Consolidated Statements of Capital Deficiency from inception (March 1, 1999) through December 31, 2003	F-5
Consolidated Statements of Cash Flows for the twelve-month periods ended December 31, 2003 and, December 31, 2001	F-6
Notes To Consolidated Financial Statements	F-7

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

3.1    Certificate of Incorporation filed in the Office of the Delaware Secretary of State on March 1, 1999 (1)

3.2    Certificate of Amendment to Certificate of Incorporation filed in the Office of the Delaware Secretary of State on May 20, 1999 (1)

3.3    Certificate of Amendment to Certificate of Incorporation filed in the Office of the Delaware Secretary of State on November 12, 1999 (1)

3.4    Bylaws (as restated to reflect corporate name change) (1)

4.1    Specimen common stock certificate (1)

4.2    Specimen series 'A' preferred stock certificate (1)

4.3    Specimen series 'B' preferred stock certificate (1)

4.4    Form of Option Certificate under 1999 Clean Energy Technologies, Inc. Stock Plan relating to grants of options on March 5, 1999 to John D. Chato, John P. Thuot, Barry A. Sheahan and James V. DeFina (1)

10.1    Pulse Combustion Technology License dated March 5, 1999, with 818879 Alberta, Ltd. (1)

10.2    Diesel Fuel Combustion Technology License dated March 5, 1999, with John D. Chato (1)

10.3    Employment Agreement dated March 5, 1999, with James V. DeFina (1)

10.4    Letter Agreement dated March 20, 2001 with 818879 Alberta Ltd. (3)

10.5    Research and Development Agreement dated January 1, 2003 with McSheahan Enterprises, Ltd. (6)

10.6    Employment Agreement dated October 1, 2003with Denver Collins *

10.7    Memorandum Of Understanding dated March 5, 2004 between Clean Energy Combustion Systems, Inc. ecoTech Waste Management Ltd. (1991) and C. Victor Hall (7)

21    List of subsidiaries *

23    Consent of Independent Auditors (Staley, Okada & Partners) *

32.1    Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act *

32.2    Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act *

     * Filed herewith
      Previously filed by our company as an exhibit to our registration statement on form SB-2 filed on September 30, 1999 (Commission File No. 333-88207)
      Previously filed by our company as an exhibit to pre-effective amendment no. 1 to our registration statement on form SB-2 filed on February 25, 2000
      Previously filed by our company as an exhibit to our annual report on form 10-K for our fiscal year ended December 31, 2000 as filed on April 13, 2001
      Previously filed by our company as an exhibit to post-effective amendment no. 2 to our registration statement on form SB-2 filed on December 6, 2001
      Previously filed by our company as an exhibit to our annual report on form 10-K for our fiscal year ended December 31, 2001 as filed on April 1, 2002
      Previously filed by our company as an exhibit to our annual report on form 10-K for our fiscal year ended December 31, 2002 as filed on April 15, 2003
      Previously filed by our company as an exhibit to our form 8-K filed on March 19, 2004

Independent Auditors' Report and Consolidated Financial Statements of:

CLEAN ENERGY COMBUSTION SYSTEMS, INC.

(A Development Stage Enterprise)

December 31, 2003

Staley, Okada & Partners
Chartered Accountants
Suite 400, 889 West Pender Street
Vancouver, BC, Canada
Phone: (604) 585-8300
Fax: (604) 5855-8377
info@staleyokada.com
www.staleyokada.com

Independent Auditors' Report

To the Shareholders of Clean Energy Combustion Systems, Inc.:

We have audited the consolidated balance sheet of Clean Energy Combustion Systems, Inc. (a development stage enterprise) as at December 13,  2003 and December 31, 2002, and the consolidated statements of operations, capital deficiency and cash flows for the years then ended, and the consolidated statements of operations, capital deficiency and cash flows for the years then ended and the amounts for the years ended December 31, 2003 and December 31, 2002 included in the cumulative amounts for the period from inception ( January 1, 1999) to 31 December 2003. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the company as at December 31, 2003 and December 31, 2002 and the results of its operations and it's cash flows for the years then ended December 31, 2003 and December 31, 2002 included in the cumulative amounts for the period from inception ( January 1, 1999) to December 31, 2003 in accordance with accounting principles generally accepted in the United States of America.

The accompanying financial statements for the year ended 31 December 2003 have been prepared assuming that the company will continue as a going concern. As discussed in note 1 to the financial statements, the company's recurring losses from operations and lack of liquid assets raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Vancouver, British Columbia, Canada April 14, 2004	Staley, Okada & Partners

CLEAN ENERGY COMBUSTION SYSTEMS, INC.
(a development stage enterprise)
(expressed in U.S. dollars)
 CONSOLIDATED BALANCE SHEETS

As at December 31	2003	2002

ASSETS
CURRENT
Cash and cash equivalents	$ 160	$ -
Prepaid expenses	2,825	2,873

Total current assets	2,985	2,873
ADVANCES TO AN AFFILIATED COMPANY (note 4)	313,088	427,543
PATENTS	30,128	39,327

TOTAL ASSETS	$ 346,201	$ 469,743

LIABILITIES
CURRENT
Accounts payable	$ 275,377	$ 316,948
Accrued expenses (including accrued interest of $ Nil and $3,123 as of December 31, 2003 and December 31, 2002, respectively	136,772	48,123
Advances from related parties (note 5)	70,734	52,697

Total current liabilities	482,883	417,768
PROVISIONS AND LIABILITIES RELATED TO TRANSFER OF OWNERSHIP OF SUBSIDIARY (note 4)	351,401	468,177

TOTAL LIABILITIES AND PROVISIONS	834,284	885,945

Going concern (note 1)
Commitments and contingencies (note 12)
CAPITAL DEFICIENCY
Authorized capital (note 6):
Preferred stock; par value $0.0001 per share, 2,000,000 shares
Common stock; par value $0.0001 per share, 15,000,000 shares
Issued capital (note 6):
Series 'A' convertible preferred stock; Liquidation preference $1 per share, or $1,000 total; 1,000 shares issued and outstanding as of December 31, 2003 and December 31, 2002, respectively	1	1
Going concern (note 1)
Series 'B' convertible preferred stock; Liquidation preference $2 per share, or $483,336 total; 241,668 shares issued and outstanding as of December 31, 2003 and December 31, 2002, respectively	242	242
Common stock; 14,571,951 and 11,407,269 shares shares issued and outstanding as of December 31, 2003 and December 31, 2002, respectively	1,457	1,14
Additional paid-in capital	3,309,823	2,836,562
Accumulated other comprehensive income	57,245	-
Deficiency accumulated during the development stage	(3,856,851)	(3,254,148)

TOTAL CAPITAL DEFICIENCY	(488,083)	(416,202)

TOTAL LIABILITIES AND CAPITAL DEFICIENCY	$ 346,201	$ 469,743

The accompanying notes to consolidated financial statements
are an integral part of these consolidated balance sheets

CLEAN ENERGY COMBUSTION SYSTEMS, INC.
(a development stage enterprise)
(expressed in U.S. dollars)
 CONSOLIDATED STATEMENTS OF OPERATIONS

	Twelve Months Ended December 31,		Jan. 1, 1999 to Dec. 31, 2003

	2003	2002	(Cumulative)
ADMINISTRATION AND MARKETING EXPENSES
Accounting	$ 20,221	$ 10,586	$ 99,372
Administrative wages, benefits and contract fees	94,304	110,333	694,530
Amortization	-	-	45,027
Communications, including telephone and website maintenance	9,176	6,648	46,135
Foreign exchange (gain) loss	3,713	(78)	(23,785)
Interest	2,068	46,134	92,058
Legal and patent maintenance	104,044	201,328	459,484
Marketing	52,074	55,320	399,440
Occupancy	10,160	-	109,989
Office and miscellaneous	5,453	7,755	108,390
Write-down of patents	9,199	-	9,199
Professional fees	-	-	15,972
Transfer agent fees	3,395	1,429	38,706

Total administration and marketing	313,807	439,455	2,094,517

RESEARCH AND DEVELOPMENT EXPENSES
Wages and other direct costs	236,595	364,868	1,369,802
Overhead	52,301	90,150	392,532

Total research and development	288,896	455,018	1,762,334

TOTAL EXPENSES AND NET LOSS FOR THE PERIOD	$ (602,703)	$ (894,473)	$ (3,856,851)

BASIC AND DILUTED NET LOSS PER SHARE OF COMMON STOCK (note 2)	$ (0.05)	$ (0.09)

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING	12,989,610	10,139,184

The accompanying notes to consolidated financial statements
are an integral part of these consolidated statements of operations

CLEAN ENERGY COMBUSTION SYSTEMS, INC.
(a development stage enterprise)
(expressed in U.S. dollars)
CONSOLIDATED STATEMENTS OF CAPITAL DEFICIENCY
	Series 'A' Preferred Stock		Series 'B' Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Deficiency Accumulated During The Development Stage
	Shares	Amount	Shares	Amount	Shares	Amount			Period	Cumulative

Issued on incorporation	1,000	$ 1	-	$ -	9,643,750	$ 964	$ 535	$ -	$ -	$ 1,500
Private placement	-	-	250,001	250	-	-	499,752	-	-	500,002
Vesting of previously issued but unexercised warrants granted to consultant (note 6)	-	-	-	-	-	-	2,000	-	-	2,000
Net loss for the period ended December 31, 1999	-	-	-	-	-	-	-	-	(639,404)	(639,404)

Balance, December 31, 1999	1,000	1	250,001	250	9,643,750	964	502,287		(639,404)	(135,902)

Vesting of previously issued but unexercised warrants granted to consultant (note 6)	-	-	-	-	-	-	18,500	-	-	18,500
Issued on conversion of promissory note	-	-	-	-	487,944	49	975,838	-	-	975,887
Net loss for the year ended December 31, 2000	-	-	-	-	-	-	-	-	(907,826)	(907,826)

Balance, December 31, 2000	1,000	1	250,001	250	10,131,694	1,013	1,496,625	-	(1,547,230)	(49,341)

Vesting of previously issued but unexercised warrants granted to consultant (note 6)	-	-	-	-	-	-	30,601	-	-	30,601
Disposition of subsidiary (note 4)	-	-	-	-	-	-	294,522	-	-	294,522
Net loss for the year ended December 31, 2001	-	-	-	-	-	-	-	-	(812,445)	(812,445)

Balance, December 31, 2001	1,000	1	250,001	250	10,131,694	1,013	1,821,748	-	(2,359,675)	(536,663)

Conversion of series 'B' convertible preferred stock into common stock	-	-	(8,333)	(8)	8,333	1	7	-	-	-
Conversion of loans and other debt to common stock	-	-	-	-	1,267,242	127	823,581	-		823,708
Reduction of provision for liability related to transfer of subsidiary (note 4)	-	-	-	-	-	-	191,226	-	-	191,226
Net loss for the year ended December 31, 2002	-	-	-	-	-	-	-	-	(894,473)	(894,473)

Balance, December 31, 2002	1,000	1	241,668	242	11,407,269	1,141	2,836,562	-	(3,254,148)	(416,202)

Foreign currency translation adjustment	-	-	-	-	-	-	-	57,245	-	57,245
Conversion of loans and other debt to common stock	-	-	-	-	3,164,682	316	356,485	-	-	356,801
Reduction of provision for liability related to transfer of subsidiary (note 4)	-	-	-	-	-	-	116,776	-	-	116,776
Net loss for the year ended December 31, 2003	-	-	-	-	-	-	-	-	(602,703)	(602,703)

Balance, December 31, 2003	1,000	$ 1	241,668	$ 242	14,571,951	$ 1,457	$ 3,309,823	$ 57,245	$ (3,856,851)	$ (488,083)

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements of capital deficiency.

CLEAN ENERGY COMBUSTION SYSTEMS, INC.
(a development stage enterprise)
(expressed in U.S. dollars)
 CONSOLIDATED STATEMENTS OF CASH FLOW

	December 31,		Jan. 1, 1999 to Dec. 31, 2003
	2003	2002	(Cumulative)

OPERATING ACTIVITIES
Total expenses and net loss	$ (602,703)	$ (894,473)	$ (3,856,851)
Adjustments to reconcile total expenses and net loss to net cash utilized in operating activities:
Amortization	-	-	45,027
Non-cash consulting expense	-	-	51,101
Write-down of patents	9,199	-	9,199
Change in operating assets and liabilities:
Accounts receivable and prepaid expenses	48	(2,873)	(21,144)
Accounts payable	88,704	407,400	1,065,011
Accrued liabilities	88,649	90,683	319,141
Payroll taxes	-	-	-

Net cash used in operating activities	(416,103)	(399,263)	(2,388,516)

INVESTING ACTIVITIES
Proceeds from sale of short-term investment	-	-	-
Additions to patents	-	(3,992)	(39,327)
Purchase of property and equipment	-	-	(92,791)

Net cash provided by (used in) investing activities	-	(3,992)	(132,118)

FINANCING ACTIVITIES
Repayment of advances from (advances to) an affiliated company	171,700	32,136	155,995
Advances from (to) shareholders (note 5)	-	-	291,816
Advances from (to) related parties	244,563	371,119	597,645
Net proceeds from disposal of subsidiary	-	-	(2,051)
Proceeds from issue of common stock	-	-	976,887
Proceeds from issue of series 'A' convertible preferred stock	-	-	500
Proceeds from issue of series 'B' convertible preferred stock	-	-	500,002

Net cash provided by financing activities	416,263	403,255	2,520,794

NET DECREASE IN CASH AND CASH EQUIVALENTS	160	-	160
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	-	-	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 160	$ -	$ 160

SUPPLEMENTAL SCHEDULE OF INTEREST AND INCOME TAXES PAID

Interest paid for the years ended December 31, 2003 and 2002 and the cumulative period ended December 31, 2003 was $2,068, $46,134 and $92,058, respectively, and income taxes paid for each of the years ended December 31, 2003 and 2002 and the cumulative period ended December 31, 2003 was $0.

NON-CASH INVESTING AND FINANCING ACTIVITIES

During the year ended December 31, 2003, amounts totaling $356,801 outstanding with respect to wages, loans, interest thereon and other payables owed to officers, directors, employees, shareholders and other creditors were converted into 3,164,682 common shares. Also during 2003, the Advances to an affiliated company increased by $57,245 in connection with a foreign exchange adjustment. Provisions and Liabilities related to transfer of ownership of subsidiary were reduced by $116,777 during 2003 with a corresponding increase in additional paid-in capital.

During the year ended December 31, 2002, (i) amounts totaling $823,708 outstanding with respect to wages, loans, interest thereon and other payables owed to officers, directors, employees, shareholders and other creditors were converted into 1,267,242 common shares, and (ii) 8,333 series "B" preferred shares were converted into 8,333 common shares. Provisions and liabilities related to transfer of ownership of subsidiary were reduced by $191,226 during 2002 with a corresponding increase in additional paid-in capital.

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

  Since we have not generated operating revenues to date, we should be considered a development stage enterprise. As of December 31, 2003, we have incurred losses from inception totalling $3,799,606, have a working capital deficiency of $479,898, and do not currently have the financial resources to complete our business plan. Our ability to continue as a going concern will be dependent upon our ability to attain future profitable operations and to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. These factors, among others, indicate that we may be unable to continue as a going concern for a reasonable period of time. We will seek external financing in the form of loans, project grants or financings, and the private and public sales of our debt or equity securities to finance the continued development of our products and our operating costs. We can give no assurance that sufficient funds will be raised. In the event that we are unable to generate sufficient capital to meet our current operating expenses, we will be required to reevaluate our planned expenditures and allocate our total resources in such manner as our board of directors and management deem to be in our best interest. This may result in a substantial reduction of the scope of our existing and planned operations. Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or the amount and classifications of liabilities that might be necessary, should we be unable to continue as a going concern.

  We are authorized under our Certificate of Incorporation to issue shares of common stock, series 'A' preferred stock, series 'B' preferred stock and series 'C' preferred stock (sometimes referred to in our consolidated financial statements as "common shares", "series 'A' preferred shares", "series 'B' preferred shares" and "series 'C' preferred shares", respectively). See note 6.
  Significant Accounting Policies

  Basis Of Presentation

  We prepared these consolidated financial statements in conformity with accounting principles generally accepted in the United States.

CLEAN ENERGY COMBUSTION SYSTEMS, INC.
(a development stage enterprise)
(expressed in U.S. dollars)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Consolidation

  We have consolidated the accounts of our wholly-owned subsidiary, Clean Energy USA Inc. ("Clean Energy USA") with those of Clean Energy. We have also consolidated the accounts of our former wholly-owned subsidiary, Clean Energy Technologies (Canada) Inc. ("Clean Energy Technologies"), up to the date of its disposal on December 31, 2001. See note 4. All significant intercompany balances and transactions between Clean Energy and Clean Energy USA were eliminated as a consequence of the consolidation process. All significant intercompany balances and transactions between Clean Energy and Clean Energy Technologies up to the date of its disposal were eliminated as a consequence of the consolidation process. Results of consolidated operations for the periods ended after December 31, 2001 included in these consolidated financial statements may not be comparable to results for the corresponding periods ended December 31, 2001 due to the divestiture of Clean Energy Technologies.

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

CLEAN ENERGY COMBUSTION SYSTEMS, INC.
(a development stage enterprise)
(expressed in U.S. dollars)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Short-Term Investments

  Short-term investments consist of term deposits with a one-year maturity. These investments are cashable and can be drawn on at any time. We do not hold any short-term investments at the date of these financial statements.

  Research And Development

  We expense our research and development costs as incurred.

  Marketing Costs

  We expense our marketing costs, including advertising costs, as incurred.

  Patents

  We currently capitalize the cost to acquire our patents. Upon production of revenues from a patent, we will amortize its acquisition cost on a straight-line basis over the shorter of the duration of the patent, which is twenty years, or the estimated life of the associated technology. As we have not commenced production of revenues to date, no amortization has been recorded to date in these consolidated financial statements. The costs of servicing our patents are expensed as incurred. We assess potential impairment of patents by measuring the expected net recovery based on cash flows from products based on these rights on an annual basis. We value these capitalized costs at the lower of amortized cost and net recoverable amount.

  Property And Equipment

  We have historically stated property and equipment at cost, and then recorded amortization on these assets on a straight-line basis over their respective estimated service lives. As a consequence of our divestiture of Clean Energy Technologies on December 31, 2001, we hold no property or equipment at the date of these financials statements. We currently lease our property and equipment from Clean Energy Research Inc.. See note 4.

  Income Taxes

  Current income tax expense, if any, is the amount of income taxes we expect to pay for the current year. We compute a deferred tax asset and/or liability for both the expected future impact of differences between the financial statement and tax bases of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards. We establish valuation allowances when necessary to reduce deferred tax assets to the amounts expected to be 'more likely than not' realized in future tax returns. We reflect tax rate changes in income in the period such changes are enacted.

  Impairment Of Long-Lived Assets And Long-Lived Assets To Be Disposed

  We evaluate our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets or intangibles may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the assets. If any assets are considered to be impaired, we measure the impairment to be recognized by the amount by which the carrying amount of the assets exceeds the net recoverable value of the assets. We report assets to be disposed of at the lower of the carrying amount or fair value less costs to sell

CLEAN ENERGY COMBUSTION SYSTEMS, INC.
(a development stage enterprise)
(expressed in U.S. dollars)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Basic And Diluted Loss Per Share

  We compute our basic loss per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", by dividing the net loss for the period by the weighted average number of common shares outstanding for the period. Our diluted loss per share is computed, also in accordance with SFAS No. 128, by including the potential dilution that could occur if holders of our dilutive securities were to exercise or convert these securities into common shares. We exclude common share equivalents from the computation if their inclusion would be anti-dilutive. Common share equivalents consist of common shares issuable upon the conversion of the convertible loans, notes and special warrants (using the if-converted method) and incremental shares issuable upon the exercise of common share purchase options and warrants (using the treasury stock method).

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

  Comprehensive Income

  We report and display comprehensive income in these consolidated financial statements in conformity with Statement of Financial Accounting Standards Statement ("SFAS") No. 130, Reporting Comprehensive Income, issued by the Financial Accounting Standards Board ("FASB"). SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements.

  Recent Adopted Accounting Standards

  In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. Among other things, SFAS No. 145 rescinds both SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and the amendment to SFAS No 4, SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. Through this rescission, SFAS No. 145 eliminates the requirement (in both SFAS No. 4 and SFAS No. 64) that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. Generally, SFAS No. 145 is effective for transactions occurring after May 15, 2002. Our adoption of SFAS No. 145 did not have a significant impact on our consolidated financial position or results of operations.

CLEAN ENERGY COMBUSTION SYSTEMS, INC.
(a development stage enterprise)
(expressed in U.S. dollars)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  In October 2002, the FASB issued SFAS No. 147, Acquisitions of Certain Financial Institutions. SFAS No. 147 requires that acquisitions of financial institutions be accounted in accordance with SFAS Nos. 141 and 142, and put any intangible asset therefrom under the guidance of SFAS No. 144. We adopted SFAS No. 147 in the fourth quarter of 2002 on a prospective basis. Our adoption of SFAS No. 147 did not have a significant impact on our consolidated financial position or results of operations.

  In December 2002, the FASB issued SFAS No. 148, Accounting for Stock Based Compensation - Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock Based Compensation, to provide methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation, as well as requiring prominent disclosure about the method and effect of accounting for stock-based compensation. We adopted SFAS No. 148 in the fourth quarter of 2002 on a prospective basis. Our adoption of SFAS No. 148 did not have a significant impact on our consolidated financial position or results of operations.

  In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires that the liability for a cost associated with an exit or disposal activity be recognized at its fair value when the liability is incurred. Under previous guidance, a liability for certain exit costs was recognized at the date that management committed to an exit plan, which was generally before the actual liability has been incurred. SFAS No. 146 will be effective for exit or disposal activities initiated after December 31, 2002. Our adoption of SFAS No. 146 did not have a significant impact on our consolidated financial position or results of operations.

  In May 2003, SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", was issued. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of these instruments were previously classified as equity. Generally, a financial instrument, whether in the form of shares or otherwise, that is mandatorily redeemable, i.e. that embodies an unconditional obligation requiring the issuer to redeem it by transferring its shares or assets at a specified or determinable date (or dates) or upon an event that is certain to occur, must be classified as a liability (or asset in some circumstances). In some cases, a financial instrument that is conditionally redeemable may also be subject to the same treatment. This Statement does not apply to features that are embedded in a financial instrument that is not a derivative (as defined) in its entirety. For public entities, this Statement is effective for financial instruments entered into or modified after May 31, 2003. The adoption of SFAS 150 did not affect our consolidated financial position or results of operations

  Research And Development Activities

  The bulk of our research and development activities are currently conducted through Clean Energy Research Inc. ("Clean Energy Research"), a service corporation owned and controlled by Mr. Barry A. Sheahan, our Chief Financial Officer and a director, pursuant to a cost plus research and development contract entered into effective as of January 1, 2003. Under that agreement, Clean Energy Research provides pre-approved budgeted pulse combustion research and development services to Clean Energy USA (our wholly-owned subsidiary company), and invoices the latter company for its budgeted costs, related overhead and a 10% mark-up. The purpose of conducting research and development activities on an arms'-length basis through an entity owned and controlled by a related party as described was implemented to preserve our ability to indirectly benefit from certain grants and tax-incentive programs offered in both the United States and Canada, which we could not otherwise directly utilize by reason of our becoming a public company.

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
  Disposition Of Subsidiary Company

  On December 31, 2001, we sold all of the shares of our research and development subsidiary, Clean Energy Technologies, to one of our principal shareholders and directors as of that date, Mr. John D. Chato, for the sum of $1, and concurrently entered into a research and development letter of intent with that company on a cost-plus basis. See note 3. We have provided no pro forma disclosure in connection with this sale, insofar as there has been no significant change to our operating expenses resulting from the transfer and related transactions. As a consequence of the sale, we recorded an increase of $294,522 to our additional paid-in capital on December 31, 2001, calculated as follows:

Proceeds from disposition	$ 1
Net liabilities of Clean Energy Technologies on date of disposition	2,095,253
Offset of provisions and liabilities related to transfer of ownership	(659,403)
Offset against amount due from Clean Energy Technologies related to research and development charges	(1,141,328)

Net increase in additional paid-in capital	$ 294,522

  The provisions and liabilities related to transfer of ownership in the amount of $659,403 itemized in the above table reflects total amounts advanced to our former subsidiary company, Clean Energy Technologies, and amounts payable by Clean Energy Technologies which we may have to satisfy by reason of our prior relationship with that company. Since originally recording this charge on December 31, 2001, our provision for advances decreased by the net amount of $57,627, while our liability for obligations decreased by $250,374 (including, with respect to the twelve-month period ended December 31, 2003, a decrease in our provision for advances by the net amount of $114,668, and a decrease in our liability for obligations of $2,108). The net of these amounts since December 31, 2001 is a decrease of $308,002 (including, with respect to the twelve-month period ended December 31, 2003, a net decrease of $116,777), which net amount was credited to additional paid-in capital as a reduction of provision for liabilities related to the transfer of subsidiary. Effective January 1, 2003, the obligation to repay the advances to an affiliated company were assumed by Clean Energy Research Inc., a company owned and controlled by Mr. Barry A. Sheahan, our Chief Financial Officer and a director. Details of provisions for advances to Clean Energy Research and liabilities related to transfer of ownership of Clean Energy Technologies are as follows:

CLEAN ENERGY COMBUSTION SYSTEMS, INC.
(a development stage enterprise)
(expressed in U.S. dollars)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2003	December 31, 2002

Valuation allowance related to advances to an affiliated company	$ 313,088	$ 427,543
Liabilities related to transfer of ownership	38,313	40,634

	$ 351,401	$ 468,177

  As at December 31, 2002, we had advanced $427,543 (CDN $667,872) to Clean Energy Technologies, which obligation has since been assumed by Clean Energy Research with the concomitant release of Clean Energy Technologies effective as of January 1, 2003. As at December 31, 2003, the advances had been reduced by net payments in the amount of $171,700 (CDN $261,450) by Clean Energy Research, decreasing its total obligation for advances to Clean Energy to $313,088 (CDN $406,423), after taking into consideration the advances assumed from Clean Energy Technologies. These advances are non-interest bearing, are repayable in Canadian dollars and have no specific terms of repayment.

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

  The balance receivable from the affiliated company is denominated in Canadian ("CDN") dollars. During the year ended December 31, 2003, the CDN dollar rose against the US dollar, consequently the company experienced a gain of $57,245 with respect to its receivable balance from the affiliated company. The company recognized this gain as a component of comprehensive income.
  Advances From Related Parties

  Summarized below are our advances and borrowing from related parties as of December 31, 2003 and December 31, 2002:

	December 31, 2003	December 31, 2002

Advances from officers, directors & principal shareholders	$ 67,108	$ -
Advances from a minority shareholder	3,626	52,697

Total	$ 70,734	$ 52,697

  The majority of advances from officers, directors and principal shareholders reflects advances by Mr. R. Dirk Stinson, a director and the current President of Clean Energy and an indirect principal shareholder of Clean Energy through Ravenscraig Properties Ltd. These advances are unsecured, bear interest at the rate of 8.75% per annum, are repayable in Canadian dollars, and have no specific terms of repayment. Interest of $0 as at December 31, 2003 has been accrued. Pursuant to the underlying loan agreement, Mr. Stinson has the right to convert any portion of outstanding indebtedness into common shares at a conversion rate equal to 80% of the average market trading price for the 30 day period prior to conversion, but not to exceed $2 per share.

CLEAN ENERGY COMBUSTION SYSTEMS, INC.
(a development stage enterprise)
(expressed in U.S. dollars)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  The advances from a minority shareholder bear no interest and have no specific terms of repayment.

  In addition to the above, the following amounts were payable to related parties and are included in accounts payable and/or accrued expenses asat December 31, 2003:

Barry Sheahan, our CFO and a director	Cash advances	$ 1,537
DC Consultants, a company controlled by Denver Collins, a director	Consulting fees	$ 31,000
Denver Collins, a director	Salary	$ 24,000-
DuMoulin & Boskovich, a law firm in which one of theh partners is Clive Boulton, a director	Legal fees	$ 3,627
HMJ Corporation, a company controlled by Dr. W. Jackson, a former director	Consulting fees (under dispute)	$ 66,116
JPT 2 Holdings, Ltd., a company controlled by John P. Thuot, a director	Consulting fees	$ 3,673
McSheahan Enterprises, a company controlled by Barry A. Sheahan, our CFO and a director	Management service fees	$ 33,019

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

  Common Stock

  September 28, 2001, our board of directors and shareholders authorized the creation of an additional 10,000,000 common shares, which will increase our total authorized common shares to 25,000,000 shares upon our filing of an amendment to our certificate of incorporation. To date, we have not filed the necessary amendment to our certificate of incorporation to institute this action.
  Employee And Director Stock Options

Summary of Plans

Clean Energy has adopted two adopted two formal employee and director-based stock plans to date, (1) the 1999 Clean Energy Combustion Systems, Inc. Stock Plan (the "1999 Plan"), pursuant to which 1,000,000 common shares were originally reserved for issuance to directors, employees and consultants in the form of common share grants and common share purchase options; and (2) the 2003 Clean Energy Combustion Systems, Inc. Omnibus Equity-Based Compensation Plan (the "2003 Plan"), pursuant to which 1,500,000 common shares were originally reserved for issuance to directors, employees and consultants in the form of common share grants, common share purchase options, common share units and common share appreciation rights. The 2003 Plan is an evergreen plan, insofar as Commencing January 1, 2005, and on January 1st of each year thereafter through January 1, 2013, the stock pool under the plan will be increased by an additional number of common shares equal to the lesser of 300,000 common shares, 2.5% of our then-outstanding common shares, or a lesser amount set by our board. Under no circumstances shall the number of common shares available or reserved for issuance under the 2003 Plan at any one time exceed 20% of our then outstanding common shares.

The 1999 Plan was adopted by our board and approved by our shareholders on March 5, 1999. The 2003 Plan was adopted by our board on August 4, 2003 and approved by our shareholders on November 21, 2003.

CLEAN ENERGY COMBUSTION SYSTEMS, INC.
(a development stage enterprise)
(expressed in U.S. dollars)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summary of Grants Under 1999 Plan

We have summarized below all stock option grants under the 1999 Plan for our two fiscal years ended December 31, 2003. There were no grants of any awards other than stock options under the 1999 Plan during this period.
	2003		2002
Common Share Purchase Options	Common Shares Under Options	Weighted Average Exercise Price	Common Shares Under Options	Weighted Average Exercise Price

Outstanding at beginning of year	638,000	$ 2.06	619,305	$ 2.16
Granted	12,000	$ 2.00	80,000	$ 2.00
Exercised	-	-	-	-
Cancelled or lapsed	(60,000)	$ 2.00	(61,305)	$ 3.00
Outstanding at end of year	590,000	$ 2.10	638,000	$ 2.06
Exercisable at end of year	506,000		370,000

Available for grant at end of year	410,000		362,000

We have summarized below all outstanding options under the 1999 Plan as of December 31, 2003:
Type Of Option	Grant Dates	Exercise Prices	As of December 31, 2003
			Outstanding	Vested and Exercisable

Options granted to directors	1-20-01 to 3-15-02	$2.00	220,000	180,000
Options granted to executive officers(1)	3-5-99 to 9-1-03	$2.00	270,000	238,000
Options granted to employees	3-5-99 to 2-8-01	$2.00 to $3.00	100,000	88,000

			590,000	506,000

(1)   Includes options granted to executive officer-directors in their capacities as employees.

The director options outstanding as of December 31, 2003 generally vest one-third each on the first through third anniversaries of the grant date, respectively, based upon the continued provision of services as a director. Except for options issued under management service agreements described below, the executive officer and employee options outstanding as of December 31, 2003 generally vest over five years from the grant date, based upon the continued provision of services as an executive officer or employee, although some employee options provide for one-year vesting. The exercise prices for the options, which range from $2 to $3, were fixed before Clean Energy's common shares were publicly traded, and were based upon the prior sales price for convertible series 'B' preferred shares to non-related parties. All of the director, executive officer and employee options generally lapse, if unexercised, five years from the date of vesting.

CLEAN ENERGY COMBUSTION SYSTEMS, INC.
(a development stage enterprise)
(expressed in U.S. dollars)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Effective April 1, 2001 Clean Energy entered into annually-renewable management services agreements with JPT 2 Holdings and McSheahan Enterprises, personal service corporations controlled by Messrs. John P. Thuot and Barry A. Sheahan, respectively, pursuant to which Mr. Thuot provided management services as President to Clean Energy and Mr. Sheahan provided management services as Chief Financial Officer of Clean Energy, respectively. Under these agreements, each corporation was granted options to purchase 1,000 common shares at an exercise price of $2 per share for each month of service provided by the executive officer. These options expire five years subsequent to their date of grant (see note 12). The agreement for JPT 2 Holdings was amended in 2002 and no further options are available to JPT2 Holdings under this agreement.

Summary of Grants Under 2003 Plan

No common shares reserved under the 2003 Plan have been granted to date under the 2003 Plan. Clean Energy has granted a performance-based stock award to one our executive officers, Mr. Denver Collins, pursuant to which he will earn a quarterly performance bonus payable in common shares through December 31, 2006. This performance bonus will equal 1.25% of Clean Energy's revenues (net of sales discounts) attributable to the sale of products or licensing or joint venture net income for that quarter recorded by Clean Energy, but not to exceed 50,000 cumulative shares in any calendar year.

Compensation Expense Associated With Grant Of Options

Pursuant to APB 25, we have not recorded any compensation expense relating to the grant of common share purchase options for any period in these consolidated financial statements insofar as the exercise price for all of such options equaled or exceeded the fair value of the underlying common shares on the effective date of grant. See note 2. Had we elected to follow the alternative fair value accounting provided for under SFAS No. 123, "Accounting for Stock-Based Compensation", we would have recorded additional compensation costs of approximately $5,450 and $25,481 for the twelve-month periods ended December 31, 2003 and December 31, 2002, respectively. These amounts were determined using an option pricing model assuming no dividends are to be paid, an average vesting period of five years, a weighted average annualized volatility of our share price of 166% and 81% for the twelve-month periods ended December 31, 2003 and 2002, respectively, and a weighted average annualized risk free interest rate of 2.8% and 4.61% for the twelve-month periods ended December 31, 2003 and 2002, respectively

Summarized below is pro forma financial information for the two twelve-month periods ended December 31, 2003 which presents the net loss for the period and loss per common share for the period calculated in accordance with SFAS No. 123:
December 31	2003	2002

Net loss for the period as reported	$ (602,703)	$ (894,473)
Compensation expense computed under SFAS No. 123	(5,450)	(25,481)
Pro forma net loss for the period	$ (608,153)	$ (919,954)

Pro forma basic and diluted loss per common share	$ (0.05)	$ (0.09)

CLEAN ENERGY COMBUSTION SYSTEMS, INC.
(a development stage enterprise)
(expressed in U.S. dollars)
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Common Share Purchase Warrants

  During 1999, we issued 36,000 stand-alone common share purchase warrants as additional consideration pursuant to a public relations services agreement pursuant to which the holder was given the right to purchase 36,000 common shares at $2 per share. Under that agreement, the right to exercise the warrants would vest in equal monthly instalments over a twenty-four month period, and each instalment would lapse five years after date of vesting. As at December 31, 2003, the right to exercise all 36,000 warrant had vested and none were exercised.

  During 2002, we issued 36,000 stand-alone common share purchase warrants as additional consideration pursuant to a public relations services agreement pursuant to which the holder was given the right to purchase 36,000 common shares at $2 per share. Under that agreement, the right to exercise the warrants would vest in equal monthly instalments over a twelve-month period, and each instalment would lapse five years after date of vesting. As at December 31 2003, the right to exercise all 36,000 warrants had vested and none were exercised.

  Pursuant to the fair value method of accounting, we recorded compensation expense of $0 for each of the years ended December 31, 2003 and 2002, respectively, in connection with the grant and vesting of these warrants. These amounts were determined using an option pricing model which assumes no dividends are to be paid, a two-year vesting period, a weighted average annualized volatility of our share price of 20%, and a weighted average annualized risk free interest rate at 5.25%.

  Income Taxes

  As at December 31, 2003, we had net operating loss carry forwards available to reduce our taxable income in future years by the amount of approximately $3,000,000. At the statutory rate of 34%, this net operating loss represents a potential non-current income tax asset of $1,020,000. We had no other significant temporary or permanent timing differences. The tax asset relating to operating losses incurred through December 31, 2003, has been fully offset by a valuation allowance. The valuation allowance increased by $238,000 during the year.

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

The foregoing settlements arose in conjunction with the listing of our common shares on the OTC Bulletin Board as of May 16, 2002, and the pre-existing rights of Ravenscraig, JPT 2 Holdings and McSheahan Enterprises to convert their indebtedness into common shares. Specifically, these parties each had the right under various agreements they had previously entered into with Clean Energy to convert their indebtedness into common shares on or after July 16, 2002 (two months after the date of commencement of trading on the OTC Bulletin Board) at a conversion rate equal to 80% of the average market trading price for the twenty business days prior to conversion, but not to exceed $2 per share. The conversion rate under that formula would have been approximately $0.20 per share, however, these parties, together with the other related parties named above and other consenting creditors, agreed on a collective basis to convert their indebtedness into common shares at the much less favorable rate of $0.65 per share. The foregoing shares were issued by Clean Energy in March 2003.

  In addition to the above, on September 13, 2002 we converted $70,048 of trade payable to unrelated parties into $107,766 common shares at the conversion rate of $0.65 (CDN $1) per share.

Effective as of July 1, 2003, we settled the following indebtedness to the following persons on the terms described for the purpose of preserving our cash-flow:

  We converted $89,984 and $53,482 in loans and payables and interest thereon payable to Ravenscraig Properties Limited and Mr. Stinson into 865,232 and 514,246 common shares, respectively, at the conversion rate of $0.10 per share.

CLEAN ENERGY COMBUSTION SYSTEMS, INC.
(a development stage enterprise)
(expressed in U.S. dollars)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  We converted $34,490 in management fees payable to fees and interest thereon payable to McSheahan Enterprises Ltd. under a management services agreement with that corporation, into 331,635 common shares at the conversion rate of $0.10 per share.

  We converted $20,000 in consulting fees payable to Mr. Denver Collins, who has since become our Vice President of Engineering and Product Development and is one of our directors and director-nominees, into 192,308 common shares at the conversion rate of $0.10 per share.

  We converted $28,735 in payables and interest thereon payable to a shareholder owned by a relative of Mr. Thuot into 276,299 common shares at the conversion rate of $0.10 per share.

  In addition to the above, we converted $130,110 in trade payables to unrelated parties into 984,962 common shares at the conversion rate of $0.10 per share.

In addition to the amounts of indebtedness settled above, there remain at December 31, 2003, unpaid fees to HMJ Corporation (a personal service corporation owned by one of our former directors, Dr. William D. Jackson), JPT 2 Holdings Ltd. and McSheahan Enterprises Ltd. in the amounts of $21,116, $3,673 and $34,556 respectively. As well, Dr. Jackson alleges an additional $45,000 of unpaid fees to HMJ Corporation, which has been accrued in these financial statements, but is currently under dispute.

As well, we are indebted to Mr. Denver Collins, one of our directors and an officer, for unpaid salary of $24,000 at December 31, 2003 and to DC Consultants, a company owned and controlled by Mr. Collins for $31,000 of unpaid consulting fees.
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

  Other Commitments And Contingencies

  Effective April 1, 2001 Clean Energy entered into management services agreements with JPT 2 Holdings and McSheahan Enterprises, personal service corporations controlled by Messrs. John P. Thuot and Barry A. Sheahan, respectively, pursuant to which Mr. Thuot provided management services as President to Clean Energy and Mr. Sheahan provided management services as Chief Financial Officer of Clean Energy, respectively. Each agreement has a one-year initial term, renews automatically for successive one-year terms, and replaces a prior employment agreement with the named executive officer. Under the initial agreement, Clean Energy agreed to pay each corporation CDN $8,000 per month for the provision of management services by the executive officer, and to grant options to 1,000 common shares at an exercise price of $2 per share for each month of service by the executive officer. These options expire five years subsequent to their date of grant. Both agreements were renewed on April 1, 2002, with the payment increased to CDN $8,400 per month. Effective September 1, 2002, the agreement with JPT 2 Holdings was amended to reduce the payment under that agreement to CDN $2,000 per month, and to terminate the grant of options effective August 2, 2002. This amendment, and the underlying agreement have expired effective September, 2003. The agreement with McSheahan Enterprises was renewed on April 1, 2003, with the payment increased to CDN $8,800 per month. The total amount of fees incurred under these contracts in 2003 were: $12,606 (CDN $18,000) to JPT 2 Holdings Ltd. and $73,678 (CDN $105,600) to McSheahan Enterprises Ltd.

CLEAN ENERGY COMBUSTION SYSTEMS, INC.
(a development stage enterprise)
(expressed in U.S. dollars)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  We have entered into an investor relations and communications services agreement whereby Clean Energy is obligated to pay a monthly fee of CDN $2,250 for a one-year period, commencing June 2001. The agreement was renewed in July, 2002 and is renewable annually unless terminated, but may be cancelled upon sixty days written notice. This agreement was suspended by mutual agreement on September 30, 2003, with the intent to re-activate it in 2004.

  Effective January 1, 2003, we entered into a research and development contract with McSheahan Enterprises, a personal service corporation owned and controlled by Mr. Barry A. Sheahan, our Chief Financial Officer and a director. That agreement was assigned by McSheahan Enterprises Ltd. to Clean Energy Research Inc., with an effective date of January 1, 2003. Under that agreement, Clean Energy Research agreed to provide pre-approved budgeted pulse combustion research and development services to Clean Energy USA, and to invoice the latter company for its budgeted costs, related overhead and a 10% mark-up. The purpose of entering into a research and development arrangement with Clean Energy Research on the noted arms-length basis was to continue to preserve our ability to indirectly benefit from certain grants and tax-incentive programs offered in both the United States and Canada, which we could not otherwise directly utilize by reason of our becoming a public company whose stock was publicly traded.  The total amount of research fees incurred under this agreement in 2003 was $215,754.

  Effective October 1, 2003, we entered into an employment agreement with Mr. Denver Collins, to provide services to the company as its Vice-President of Engineering & Product Development. Mr. Collins is employed under the agreement for an initial three-year initial term. After the initial term, the agreement renews automatically for successive one-year terms, unless either Mr. Collins or Clean Energy elects by a written, five-month notice not to renew or the agreement is terminated earlier in accordance with it's terms. Under the terms of the agreement Mr. Collins will be entitled to an annual salary of $96,000 plus out-of-pocket expenses for travel and the maintenance of a home office. This agreement replaced a prior consulting agreement with Mr. Collins.  Under the employment agreement, we incurred wages of $24,000 in 2003 and under the prior consulting agreement, we incurred costs of $46,000 in 2004

  Subsequent Events

On September 28, 2001, Clean Energy's Board of Directors approved an amendment to our Certificate of Incorporation to increase the number of common shares we are authorized to issue from 15,000,000 to 25,000,000, and to increase the number of preferred shares we are authorized to issue from 1,000,000 to 1,500,000 (the "Authorized Share Increase"). This action was then approved on the same date by a majority of our shareholders entitled to vote on that matter. The Authorized Share Increase will be effected upon the filing of the amendment with the Delaware Secretary of State, which cannot be effected until we circulate an information circular to our shareholders. The information circular was mailed to our shareholders on April 6, 2004, and we intend to file the Amendment with the Delaware Secretary of State on or about April 28, 2004.

On February 17, 2004, Clean Energy's Board of Directors and shareholders approved an amendment to our Certificate of Incorporation to implement a one-for-three consolidation of our common shares, whereby each common share outstanding as of February 18, 2004 would be consolidated into one-third of one common share (the "Consolidation"). . This action was then approved on the same date by a majority of our shareholders entitled to vote on that matter. The Consolidation will be effected upon the filing of the amendment with the Delaware Secretary of State, which cannot be effected until we circulate an information circular to our shareholders. The information circular was mailed on April 6, 2004, and we intend to file the Amendment with the Delaware Secretary of State on or about April 28, 2004.

CLEAN ENERGY COMBUSTION SYSTEMS, INC.
(a development stage enterprise)
(expressed in U.S. dollars)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On March 5, 2004, Clean Energy entered into a Memorandum of Understanding for the acquisition of a gasification technology from ecoTech Waste Management Systems (1991) Inc., a privately-held federal Canadian corporation located in British Columbia, Canada, for 7,076,300 pre-consolidation common shares, and a cryogenic technology from Mr. C. Victor Hall, ecoTech's President and principal shareholder, for 500,000 pre-consolidation common shares. Clean Energy was given to March 17, 2004 to complete its due diligence as to the technologies and to terminate the memorandum should the results of the due diligence prove unsatisfactory. On March 11, 2004, Clean Energy's management completed the due diligence and our Board of Directors approved the acquisition of the technologies, thereby waiving its right to terminate the memorandum. The pre-consolidation common shares payable for the technologies were valued at US $0.14 per share, or an aggregate of $990,682 for the gasification technology and $70,000 for the cryogenic technology, such amount per share representing the closing trading price for the common shares as of the date that the parties reached agreement-in-principal with respect to the relative values of the technologies and the business of CECSI and the structure of the transaction contemplated by the memorandum. The sales price was determined by the parties on an arms'-length negotiated basis. No independent valuation was sought from a business/technology appraiser or other third party due to financial constraints.

On March 8, 2004, we entered into agreement with various unrelated creditors of the company to satisfy our indebtedness to them in the amount of $56,745 through the issuance of 423,461 pre-consolidation common shares, at an average conversion rate of $0.13 per share. As well, we issued 1,657,198 pre-consolidation common shares to be paid to various officers and employees of Clean Energy to satisfy wages or other indebtedness owed to them in the amount of $414,299, at a conversion rate of $0.25 per share.

SIGNATURES OF EXECUTIVE OFFICERS

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this annual report on form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized on April 14, 2004.

Burnaby, British Columbia, Canada
CLEAN ENERGY COMBUSTION SYSTEMS, INC., a Delaware corporation
By:	/s/ R. Dirk Stinson
R. Dirk Stinson President and Chief Executive Officer (principal executive officer)
By:	/s/ Barry A.Sheahan
Barry A. Sheahan Chief Financial Officer (principal accounting and financial officer)

SIGNATURES OF BOARD OF DIRECTORS

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on form 10-K has been signed below by the following persons on behalf of the registrant on the dates and in the capacities indicated.
By:	/s/ R. Dirk Stinson	President, Chief Executive Officer and Director (principal executive officer)	April 14, 2004
R. Dirk Stinson

By:	/s/ Barry A. Sheahan
Barry A.Sheahan		Chief Financial Officer and Director (principal executive officer)	April 14, 2004

By:	/s/ John P. Thuot*	Director	April 14, 2004
John P. Thuot

By:	/s/ L. Clive Boulton*	Director	April 14, 2004
L. Clive Boulton

By:	/s/ John L. Howard*	Director	April 14, 2004
John L. Howard

By:	/s/ Denver Collins*	Director	April 14, 2004
Denver Collins

By:	/s/ C. Victor Hall*	Director	April 14, 2004
C. Victor Hall

* By:	/s/ R. Dirk Stinson
R. Dirk Stinson Agent-In Fact

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

I, R. Dirk Stinson, certify that

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
Date: April 14, 2004	By:	/s/ R. Dirk Stinson
R. Dirk Stinson President and Chief Executive Officer (principal executive officer)

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
Date: April 14, 2004	By:	/s/ Barry A.Sheahan
Barry A. Sheahan Chief Financial Officer (principal accounting and financial officer)