Form 10QSB
period 2004-03-31
CLEAN ENERGY COMBUSTION SYSTEMS INC
filed 2004-05-17
CIK 1096013

United States

Securities And Exchange Commission

Washington, D.C. 20549

_________________

FORM 10-QSB

_________________

(Mark One)
[ X ]	Quarterly Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For The Quarterly Period Ended March 31, 2004
[ ]	Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For The Transition Period From ________ To _______
Commission File No. _______

CLEAN ENERGY COMBUSTION SYSTEMS, INC.
(Exact name of small business issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	98-0211550 (I.R.S. Employer Identification No.)

777 Hornby Street, Suite 1480
Vancouver, British Columbia, Canada, V6Z 1S4
(604) 681-9337
(Address Of Principal Executive Offices)
(Issuer's Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,383,133 (post-consolidation) shares of common stock, par value $0.0001 per share, as of May 10, 2004

ADVISEMENTS

 Unless the context requires otherwise, "Clean Energy", "the company", "we", "us", "our" and similar terms refer to Clean Energy Combustion Systems, Inc. Our common stock, par value $.0001 per share, our series 'A' convertible preferred stock, par value $.0001 per share, and our series 'B' convertible preferred stock, par value $.0001 per share are commonly referred to in this report as our "common shares", "series 'A' preferred shares", and "series 'B' preferred shares", respectively. The information in this report is current as of the date of this report (May 10, 2004), unless an earlier date is specified.

We prepare our interim consolidated financial statements in accordance with United States generally accepted accounting principles. Our consolidated financial condition and results of operations for the three-month interim period ended March 31, 2004 are not necessarily indicative of our prospective consolidated financial condition and results of operations for the full fiscal year ended December 31, 2004. The interim consolidated financial statements presented in this report as well as other information relating to our company contained in this report should be read in conjunction with the annual consolidated financial statements and more detailed background information relating to our company and our business contained in our annual report on form 10-KSB for our fiscal year ended December 31, 2003.

On April 28, 2004, we effected a one-for-three consolidation of our outstanding common shares, whereby each common share outstanding would be consolidated into one-third of one common share, with fractional shares rounded up. Whenever we make any reference in this report to the grant or issuance of common shares or options or warrants to purchase common shares, such reference shall, for comparison purposes, be made in reference to pre-consolidation numbers and, in the case of options and warrants, pre-consolidation exercise prices, unless we state otherwise.

In this report we make a number of statements, referred to as "forward-looking statements", which are intended to convey our expectations or predictions regarding the occurrence of possible future events or the existence of trends and factors that may impact our future plans and operating results. These forward-looking statements are derived, in part, from various assumptions and analyses we have made in the context of our current business plan and information currently available to us and in light of our experience and perceptions of historical trends, current conditions and expected future developments and other factors we believe to be appropriate in the circumstances. You can generally identify forward-looking statements through words and phrases such as "seek", "anticipate", "believe", "estimate", "expect", "intend", "plan", "budget", "project", "may be", "may continue", "may likely result", and similar expressions. When reading any forward looking statement you should remain mindful that actual results or developments may vary substantially from those expected as expressed in or implied by that statement for a number of reasons or factors, such as those relating to: (1) the timing and completion of pending or prospective projects and contracts and receipt of revenues and whether or not markets for our products develop and, if they do develop, the pace at which they develop; (2) our ability to attract the qualified personnel to implement our growth strategies, (3) our ability to develop sales, marketing and distribution capabilities; (4) the accuracy of our estimates and projections; (5) our ability to fund our short-term and long-term financing needs; (6) changes in our business plan and corporate strategies; and (7) other risks and uncertainties discussed in greater detail in the sections of this report, including those captioned "Plan of Operation" and "Uncertainties And Other Risk Factors That May Affect Our Future Results And Financial Condition". Each forward-looking statement should be read in context with, and with an understanding of, the various other disclosures concerning our company and our business made elsewhere in this report as well as other pubic reports we file with the United States Securities and Exchange Commission (the "SEC"), including our annual report on form 10-KSB for our fiscal year ended December 31, 2003. You should not place undue reliance on any forward-looking statement as a prediction of actual results or developments. We are not obligated to update or revise any forward-looking statement contained in this report to reflect new events or circumstances unless and to the extent required by applicable law.

TABLE OF CONTENTS
Page

-i-

CLEAN ENERGY COMBUSTION SYSTEMS, INC.
(a development stage enterprise)
(expressed in U.S. dollars)
CONSOLIDATED BALANCE SHEETS

	March 31, 2004	December 31, 2003

ASSETS	(unaudited)
CURRENT
Cash and cash equivalents	$ 361	$ 160
Prepaid expenses	2,825	2,825

Total current assets	3,186	2,985
ADVANCES TO AN AFFILIATED COMPANY (note 4)	378,672	313,088
PATENTS & INTELLECTUAL PROPERTY (note 2)	1,078,748	30,128

TOTAL ASSETS	$ 1,460,606	$ 346,201

LIABILITIES
CURRENT
Accounts payable & accrued expenses	$ 222,146	$ 412,149
Advances from related parties (note 5)	0	70,734

Total current liabilities	222,146	482,883
PROVISIONS AND LIABILITIES RELATED TO TRANSFER OF OWNERSHIP OF SUBSIDIARY (note 4)	416,985	351,401

TOTAL LIABILITIES AND PROVISIONS	639,131	834,284

Going concern (note 1)
Commitments and contingencies (note 9)
CAPITAL DEFICIENCY
Authorized capital:
Preferred stock; par value $0.0001 per share, 2,000,000 shares
Common stock; par value $0.0001 per share, 15,000,000 shares
Issued capital:
Series 'A' convertible preferred stock; Liquidation preference $1 per share, or $1,000 total; 1,000 shares issued and outstanding as of March 31, 2004 and December 31, 2003, respectively	1	1
Series 'B' convertible preferred stock; Liquidation preference $2 per share, or $483,336 total; 241,668 shares issued and outstanding as of March 31, 2004 and December 31, 2003, respectively	242	242
Common stock; 24,228,911 and 14,571,951 shares issued and outstanding as of March 31, 2004 and December 31, 2003, respectively	2,423	1,457
Additional paid-in capital	4,775,008	3,309,823
Accumulated other comprehensive income	57,245	57,245
Deficiency accumulated during the development stage	(4,013,444)	(3,856,851)

TOTAL CAPITAL DEFICIENCY	821,475	(488,083)

TOTAL LIABILITIES AND CAPITAL DEFICIENCY	$ 1,460,606	$ 346,201

The accompanying notes to consolidated financial statements
are an integral part of these consolidated balance sheets

CLEAN ENERGY COMBUSTION SYSTEMS, INC.
(a development stage enterprise)
  (expressed in U.S. dollars)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,		Jan. 1, 1999 to Mar. 31, 2004
	2004	2003	(Cumulative)

	(unaudited)	(unaudited)	(unaudited)
ADMINISTRATION AND MARKETING EXPENSES
Accounting	$ 7,784	$ 7,128	$ 107,156
Administrative wages, benefits and contract fees	28,300	30,618	722,830
Amortization	-	-	57,088
Communications, including telephone and website maintenance	1,908	1,703	48,043
Foreign exchange (gain) loss	934	(71)	(22,851)
Interest	220	706	92,278
Legal and patent maintenance	18,816	8,545	476,800
Marketing	3,556	28,019	402,996
Occupancy	3,276	2,620	113,265
Office and miscellaneous	2,245	1,428	110,635
Write-down of patents	12,061	9,199	9,199
Professional fees	-	-	17,472
Transfer agent fees	2,785	2,765	41,491
Total administration and marketing	81,885	92,719	2,176,402
RESEARCH AND DEVELOPMENT EXPENSES
Wages and other direct costs	62,415	63,098	1,432,217
Overhead	12,295	26,167	404,825
Total research and development	74,708	89,265	1,837,042
TOTAL EXPENSES AND NET LOSS FOR THE PERIOD	$ (156,593)	$ (181,984)	$ (4,013,444)

BASIC AND DILUTED NET LOSS PER SHARE OF COMMON STOCK (note 2)	$ (0.01)	$ (0.02)

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING	16,694,360	11,407,269

The accompanying notes to consolidated financial statements
are an integral part of these consolidated statements of operations

CLEAN ENERGY COMBUSTION SYSTEMS, INC.
(a development stage enterprise)
(expressed in U.S. dollars)
CONSOLIDATED STATEMENTS OF CAPITAL DEFICIENCY

	Series 'A' Preferred Stock		Series 'B' Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Deficiency Accumulated During The Development Stage
	Shares	Amount	Shares	Amount	Shares	Amount			Period	Cumulative

	(Three-Month Interim Period Ended March 31, 2004-unaudited)
Issued on incorporation	1,000	$ 1	-	$ -	9,643,750	$ 964	$ 535	$ -	$ -	$ 1,500
Private placement	-	-	250,001	250	-	-	499,752	-	-	500,002
Vesting of previously issued but unexercised warrants granted to consultant	-	-	-	-	-	-	2,000	-	-	2,000
Net loss for the period ended December 31, 1999	-	-	-	-	-	-	-	-	(639,404)	(639,404)

Balance, December 31, 1999	1,000	1	250,001	250	9,643,750	964	502,287		(639,404)	(135,902)
Vesting of previously issued but unexercised warrants granted to consultant)	-	-	-	-	-	-	18,500	-	-	18,500
Issued on conversion of promissory note	-	-	-	-	487,944	49	975,838	-	-	975,887
Net loss for the year ended December 31, 2000	-	-	-	-	-	-	-	-	(907,826)	(907,826)

Balance, December 31, 2000	1,000	1	250,001	250	10,131,694	1,013	1,496,625	-	(1,547,230)	(49,341)
Vesting of previously issued but unexercised warrants granted to consultant	-	-	-	-	-	-	30,601	-	-	30,601
Disposition of subsidiary (note 4)	-	-	-	-	-	-	294,522	-	-	294,522
Net loss for the year ended December 31, 2001	-	-	-	-	-	-	-	-	(812,445)	(812,445)

Balance, December 31, 2001	1,000	1	250,001	250	10,131,694	1,013	1,821,748	-	(2,359,675)	(536,663)
Conversion of series 'B' convertible preferred stock into common stock	-	-	(8,333)	(8)	8,333	1	7	-	-	-
Conversion of loans and other debt to common stock	-	-	-	-	1,267,242	127	823,581	-		823,708
Reduction of provision for liability related to transfer of subsidiary (note 4)	-	-	-	-	-	-	191,226	-	-	191,226
Net loss for the year ended December 31, 2002	-	-	-	-	-	-	-	-	(894,473)	(894,473)

Balance, December 31, 2002	1,000	$ 1	241,668	$ 242	11,407,269	$ 1,141	$ 2,836,562	$ -	$ (3,254,148)	$ (416,202)

(continued)

CLEAN ENERGY COMBUSTION SYSTEMS, INC.
(a development stage enterprise)
(expressed in U.S. dollars)
CONSOLIDATED STATEMENTS OF CAPITAL DEFICIENCY

	Series 'A' Preferred Stock		Series 'B' Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Deficiency Accumulated During The Development Stage
	Shares	Amount	Shares	Amount	Shares	Amount			Period	Cumulative

Foreign currency translation adjustment	-	$ -	-	$ -	-	$ -	$ -	$ 57,245	$ -	$ 57,245
Conversion of loans and other debt to common stock	-	-	-	-	3,164,682	316	356,485	-	-	356,801
Reduction of provision for liability related to transfer of subsidiary (note 4)	-	-	-	-	-	-	116,776	-	-	116,776
Net loss for the year ended December 31, 2003	-	-	-	-	-	-	-	-	(602,703)	(602,703)

Balance, December 31, 2003	1,000	1	241,668	242	14,571,951	1,457	3,309,823	57,245	(3,856,851)	(488,083)
Purchase of Intellectual Property for stock	-	-	-	-	7,576,300	758	1,059,924	-	-	1,060,682
Conversion of loans and other debt to common stock	-	-	-	-	2,080,660	208	470,845	-	-	471,053
Provision for liability related to transfer of subsidiary (note 4)	-	-	-	-	-	-	(65,584)	-	-	(65,584)
Net loss for the three-month period ended December 31, 2003	-	-	-	-	-	-	-	-	(156,593)	(156,593)

Balance, March 31, 2004	1,000	$ 1	241,668	$ 242	24,228,911	$ 2,423	$ 4,775,008	$ 57,245	$ (4,013,444)	$ 821,475

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements of capital deficiency.

CLEAN ENERGY COMBUSTION SYSTEMS, INC.
(a development stage enterprise)
(expressed in U.S. dollars)
CONSOLIDATED STATEMENTS OF CASH FLOW

	Three Months Ended March 31,		Jan. 1, 1999 to Dec. 31, 2003
	2004	2003	(Cumulative)

OPERATING ACTIVITIES
Total expenses and net loss	$ 156,593)	$ (181,984)	$ (4,013,444)
Adjustments to reconcile total expenses and net loss to net cash utilized in operating activities:
Amortization	-	-	45,027
Non-cash consulting expense	-	-	51,101
Write-down of patents	12,061	9,199	21,260
Change in operating assets and liabilities:
Accounts receivable and prepaid expenses	-	48	(21,144)
Accounts payable & accrued liability	(16,693)	49,120	1,367,459

Net cash used in operating activities	(161,225)	(123,617)	(2,549,741)

INVESTING ACTIVITIES
Additions to patents	-	-	(39,327)
Purchase of property and equipment	-	-	(92,791)

Net cash provided by (used in) investing activities	-	-	(132,118)

FINANCING ACTIVITIES
Repayment of advances from (advances to) an affiliated company	119,886	79,420	275,881
Advances from (to) shareholders (note 5)	-	-	291,816
Advances from (to) related parties	41,540	44,315	639,185
Net proceeds from disposal of subsidiary	-	-	(2,051)
Proceeds from issue of common stock	-	-	976,887
Proceeds from issue of series 'A' convertible preferred stock	-	-	500
Proceeds from issue of series 'B' convertible preferred stock	-	-	500,002

Net cash provided by financing activities	161,426	123,735	2,682,220

NET DECREASE IN CASH AND CASH EQUIVALENTS	201	118	361
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	160	-	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 360	$ 118-	$ 361-

SUPPLEMENTAL SCHEDULE OF INTEREST AND INCOME TAXES PAID

Interest paid for the years ended December 31, 2003 and 2002 and the cumulative period ended December 31, 2003 was $2,068, $46,134 and $92,058, respectively, and income taxes paid for each of the years ended December 31, 2003 and 2002 and the cumulative period ended December 31, 2003 was $0.

NON-CASH INVESTING AND FINANCING ACTIVITIES

During the three month period ended March 31, 2004 amounts totaling $471,053 outstanding with respect to wages, loans, interest thereon and other payables were converted into 2,080,660 common shares. Also in the current year Provisions and Liabilities related to transfer of ownership of subsidiary were increased by $65,584 with a corresponding decrease in paid-in capital. As well, the company purchased Intellectual Property for 7, 576,300 Common Shares with an agreed value of $0.14 per share for total non-cash proceeds of $1,060,682.

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

1.    NATURE OF BUSINESS, ORGANIZATION AND OPERATIONS, GOING CONCERN

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

  Since we have not generated operating revenues to date, we should be considered a development stage enterprise. As of March 31, 2004, we have incurred losses from inception totalling $ 4,103,444, have a working capital deficiency of $ 218,960, and do not currently have the financial resources to complete our business plan. Our ability to continue as a going concern will be dependent upon our ability to attain future profitable operations and to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. These factors, among others, indicate that we may be unable to continue as a going concern for a reasonable period of time. We will seek external financing in the form of loans, project grants or financings, and the private and public sales of our debt or equity securities to finance the continued development of our products and our operating costs. We can give no assurance that sufficient funds will be raised. In the event that we are unable to generate sufficient capital to meet our current operating expenses, we will be required to reevaluate our planned expenditures and allocate our total resources in such manner as our board of directors and management deem to be in our best interest. This may result in a substantial reduction of the scope of our existing and planned operations. Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or the amount and classifications of liabilities that might be necessary, should we be unable to continue as a going concern.

  2.    SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

  We prepared these consolidated financial statements in conformity with accounting principles generally accepted in the United States.

  CLEAN ENERGY COMBUSTION SYSTEMS, INC.
  (a development stage enterprise)
  (expressed in U.S. dollars)
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Consolidation

  We have consolidated the accounts of our wholly-owned subsidiary, Clean Energy USA Inc. ("Clean Energy USA") with those of Clean Energy. We have also consolidated the accounts of our former wholly-owned subsidiary, Clean Energy Technologies (Canada) Inc. ("Clean Energy Technologies"), up to the date of its disposal on December 31, 2001. See note 4. All significant inter-company balances and transactions between Clean Energy and Clean Energy USA were eliminated as a consequence of the consolidation process. All significant inter-company balances and transactions between Clean Energy and Clean Energy Technologies up to the date of its disposal were eliminated as a consequence of the consolidation process. Results of consolidated operations for the periods ended after December 31, 2001 included in these consolidated financial statements may not be comparable to results for the corresponding periods ended December 31, 2001 due to the divestiture of Clean Energy Technologies.

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

  Patents and Intellectual Property

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

  The cost of intellectual property is capitalized. Upon production of revenues from intellectual property, we will amortize its acquisition cost on a straight-line basis over the estimated life of the associated technology. As we have not commenced production of revenues to date, no amortization has been recorded to date in these consolidated financial statements. We assess potential impairment of the carrying cost of our intellectual property be measuring the expected net recovery based on cash flows from products based on these technologies on an annual basis. We value these capitalized costs at the lower amortized cost and net recoverable amount.

  Property and Equipment

  We have historically stated property and equipment at cost, and then recorded amortization on these assets on a straight-line basis over their respective estimated service lives. As a consequence of our divestiture of Clean Energy Technologies on December 31, 2001, we hold no property or equipment at the date of these financials statements. We currently lease our property and equipment from Clean Energy Research Inc. See note 4.

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

  In May 2003, SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", was issued. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of these instruments were previously classified as equity. Generally, a financial instrument, whether in the form of shares or otherwise, that is mandatorily redeemable, i.e. that embodies an unconditional obligation requiring the issuer to redeem it by transferring its shares or assets at a specified or determinable date (or dates) or upon an event that is certain to occur, must be classified as a liability (or asset in some circumstances). In some cases, a financial instrument that is conditionally redeemable may also be subject to the same treatment. This Statement does not apply to features that are embedded in a financial instrument that is not a derivative (as defined) in its entirety. For public entities, this Statement is effective for financial instruments entered into or modified after May 31, 2003. The adoption of SFAS 150 did not affect our consolidated financial position or results of operations.

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

  The provisions and liabilities related to transfer of ownership in the amount of $659,403 itemized in the above table reflects total amounts advanced to Clean Energy Technologies, and amounts payable by Clean Energy Technologies which we may have to satisfy by reason of our prior relationship with that company. Since originally recording this charge on December 31, 2001, our provision for advances increased by the net amount of $7,956, while our liability for obligations decreased by $250,374 (including, with respect to the three-month period ended March 31, 2004, an increase in our provision for advances by the net amount of $65,584, and a decrease in our liability for obligations of $0.). The net of these amounts since December 31, 2001 is a decrease of $242,418 (including, with respect to the three-month interim period ended March 31, 2004, a net increase of $65,584), which net amount was credited to additional paid-in capital as a reduction of provision for liabilities related to the transfer of subsidiary. Effective January 1, 2003, the obligation to repay the advances to an affiliated company were assumed by Clean Energy Research Inc., a company owned and controlled by Mr. Barry A. Sheahan, our Chief Financial Officer and a director. Details of provisions for advances to Clean Energy Research Inc. and liabilities related to transfer of ownership of Clean Energy Technologies are as follows:

	March 31, 2004	December 31, 2003

Valuation allowance related to advances to an affiliated company	$ 378,672	$ 13,088
Liabilities related to transfer of ownership	38,313	38,313

	$ 416,985	$ 351,40

  As at December 31, 2002, we had advanced $427,543 (CDN $667,872) to Clean Energy Technologies, which obligation has since been assumed by Clean Energy Research with the concomitant release of Clean Energy Technologies effective as of January 1, 2003. As at March 31, 2004, the advances had been reduced by net payments in the amount of $106,116 (CDN $205,342) by Clean Energy Research, decreasing its total obligation for advances to Clean Energy to $78,672 (CDN $462,530), after taking into consideration the advances assumed from Clean Energy Technologies. These advances are non-interest bearing, are repayable in Canadian dollars and have no specific terms of repayment.

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

  CLEAN ENERGY COMBUSTION SYSTEMS, INC.
  (a development stage enterprise)
  (expressed in U.S. dollars)
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  5.    ADVANCES FROM RELATED PARTIES

  Summarized below are our advances and borrowing from related parties as of March 31, 2004 and December 31, 2003:

	March 31, 2004	December 31, 2003

Advances from officers, directors & principal shareholders	$ 0	$ 67,108
Advances from a minority shareholder	0	3,626

Total	$ 0	$ 70,734

  In addition to the above, the following amounts were payable to related parties and are included in accounts payable and/or accrued expenses as at March 31, 2004:

DuMoulin & Boskovich, a law firm in which one of the partners is Clive Boulton, a director	Legal fees	$ 3,627
HMJ Corporation, a company controlled by Dr. W. Jackson, a former director	Consulting fees (under dispute)	$ 66,116

  6.    EMPLOYEE AND DIRECTOR STOCK OPTIONS

  During the three-month interim period ended March 31, 2004, we granted to McSheahan Enterprises 3,000 options to purchase our common shares at the price of $2 per share pursuant to the terms of a management services agreement. See note above.

  7.    RELATED PARTY TRANSACTIONS

Since January 1, 2004, we have entered into the following related party transactions:
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

  8.    FINANCIAL INSTRUMENTS

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

  9.    OTHER COMMITMENTS AND CONTINGENCIES

  Clean Energy is subject to the following commitments and contingencies not otherwise discussed in these consolidated financial statements:

    Effective April 1, 2001 Clean Energy entered into a management services agreement with McSheahan Enterprises, a personal service corporation owned and controlled by Mr. Barry A. Sheahan, our Chief Financial Officer and a director, pursuant to which Mr. Sheahan provided management services as Chief Financial Officer of Clean Energy. The agreement had a one-year initial term, renews automatically for successive one-year terms, and replaces a prior employment agreement with Mr. Sheahan. Under the initial agreement, Clean Energy agreed to pay McSheahan Enterprises CDN $8,000 per month for the provision of Mr. Sheahan's management services, and to grant Mr. Sheahan common share purchase options entitling him to purchase 1,000 common shares at an exercise price of $2 per share for each month of service. These options expire five years subsequent to their date of grant. The agreement was renewed on April 1, 2002, with the payment increased to CDN $8,400 per month. The agreement was subsequently renewed on April 1, 2003, with the payment increased to CDN $8,800 per month. The total amount of fees incurred under this agreement during the three-month interim period ended March 31, 2004 was $19,800 (CDN$26,400).

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

    Effective January 1, 2003, we entered into a research and development contract with McSheahan Enterprises. That agreement was subsequently assigned by McSheahan Enterprises to Clean Energy Research with an effective date of January 1, 2003. Under that agreement, Clean Energy Research agreed to provide pre-approved budgeted pulse combustion research and development services to Clean Energy USA, and to invoice the latter company for its budgeted costs, related overhead and a 10% mark-up. The purpose of entering into a research and development arrangement with Clean Energy Research on the noted arms-length basis was to continue to preserve our ability to indirectly benefit from certain grants and tax-incentive programs offered in both the United States and Canada, which we could not otherwise directly utilize by reason of our becoming a public company whose stock was publicly traded. The total amount of research fees incurred under this agreement during the three-month interim period ended March 31, 2004 was $50,707.

    Effective October 1, 2003, we entered into an employment agreement with Mr. Denver Collins, to provide services to the company as its Vice-President of Engineering & Product Development. Mr. Collins is employed under the agreement for an initial three-year initial term. After the initial term, the agreement renews automatically for successive one-year terms, unless either Mr. Collins or Clean Energy elects by a written, five-month notice not to renew or the agreement is terminated earlier in accordance with it's terms. Under the terms of the agreement Mr. Collins will be entitled to an annual salary of $96,000 plus out-of-pocket expenses for travel and the maintenance of a home office. This agreement replaced a prior consulting agreement with Mr. Collins. Under the employment agreement, we incurred wages of $24,000 during the three-month interim period ended March 31, 2004.

CLEAN ENERGY COMBUSTION SYSTEMS, INC.
(a development stage enterprise)
(expressed in U.S. dollars)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.    SUBSEQUENT EVENTS

On September 28, 2001, Clean Energy's Board of Directors approved an amendment to our Certificate of Incorporation to increase the number of common shares we are authorized to issue from 15,000,000 to 25,000,000 (the "Authorized Share Increase"). This action was then approved on the same date by a majority of our shareholders entitled to vote on that matter. The Authorized Share Increase was effected on April 28, 2004.

On February 17, 2004, Clean Energy's Board of Directors and shareholders approved an amendment to our Certificate of Incorporation to implement a one-for-three consolidation of our common shares, whereby each common share outstanding as of February 18, 2004 would be consolidated into one-third of one common share (the "Consolidation"). This action was then approved on the same date by a majority of our shareholders entitled to vote on that matter. The Consolidation was effected on April 28, 2004.

Clean Energy has entered into a three year premises lease to be effective June 1, 2004 for office space located in downtown Vancouver. These premises will serve as the company's corporate head office, as well as our sales and marketing office. The base rent for these premises is fixed at approximately $3,500 (CDN$5,000) monthly. We will continue to rent our Burnaby premises, which contain our engineering and design facilities, at a cost of approximately $3,000 (CDN$4,000) monthly.

As a consequence of Clean Energy's removal from it's Burnaby premises, the Research & Development agreement with Clean Energy Research will be amended, effective May 1, 2004 to allow for the charge-through of actual overhead costs such as premises and other specific overheads, instead of the 20% of base costs previously allowed under the contract.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND PLAN OF OPERATION

The following discussion of our consolidated financial condition and results of operations should be read in conjunction with our consolidated financial statements and their explanatory notes included as part of this report.

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

Results of Operations

Operating Revenues

We had no revenues for our three-month interim fiscal periods ended March 31, 2004 and March 31, 2003, respectively.

Operating Loss

We incurred an operating loss of $156,593 for our three-month interim period ended March 31, 2004, as compared to $181,984 for the corresponding interim period in fiscal 2003, representing a $25,391 or 13.95% overall decrease. The 13.95% overall decrease in our operating loss for our three-month interim period ended March 31, 2004 over the corresponding interim period in fiscal 2003 was primarily attributable to a $14,557, or 16.31%, decrease in research & development expenses from $89,265 to $74,708 and a $10,834, or 11.68%, decrease in administration and marketing expenses from $92,719 to $81,885. The decrease in administration expense for our three-month interim period ended March 31, 2004 over the corresponding interim period in fiscal 2003 was primarily attributable to a reduction in marketing expenses primarily related to consulting expenses. Research and development expense generally relates to the cost to develop, improve and test our burner systems and related components. These costs are incurred by way of a cost-plus contract with McSheahan Enterprises. The decrease in research and development expense for our three-month interim period ended March 31, 2004 over the corresponding interim period in fiscal 2003 was primarily attributable to reduction in full-time staff.

Relationships And Transactions On Terms That Would Not Be Available From Clearly Independent Third Parties

During the three-month interim period ended March 31, 2004, we did not enter into any transactions with any parties that are not clearly independent on terms that would be more favorable than that which might have been available from other clearly independent third parties.

Liquidity and Capital Resources

Sources of Cash

Our cash flow requirements from the beginning of fiscal 2002 through March 31, 2004 have been principally funded by the periodic conversion of short-term advances, wages, fees and other payables due to directors, shareholders, employees and other creditors into common shares, including $823,798 of indebtedness converted into 1,267,242 common shares at an average conversion price of $0.65 per share in September 2002; $356,801 of indebtedness converted into 3,164,382 common shares at an average conversion price of $0.11 per share in August 2003; and $471,053 of indebtedness converted into 2,080,660 common shares at an average conversion price of $0.23 per share in March 2004.

Off-Balance Sheet Arrangements

There are no guarantees, commitments, lease and debt agreements or other agreements that could trigger adverse change in our credit rating, earnings, cash flows or stock price, including requirements to perform under standby agreements, other than the following: (1) a default in our obligations under a new lease for our executive office space pursuant to which we are obligated to pay approximately $3,500 (CDN$5,000) per month through May 30, 2007; (2) a default in our obligations under a the lease for our engineering and design facilities to which we are obligated to pay approximately $3,000 (CDN$4,000) per month, terminable upon thirty days' notice; and (3) contingent liabilities of Clean Energy Technologies in the amount of $38,313 as of March 31, 2004 arising from contracts previously entered into by Clean Energy either jointly with, or on behalf of, that company before its transfer in December 2001 by Clean Energy. These latter contingent liabilities are included as part of our liabilities relating to Clean Energy Technologies in our consolidated balance sheet.

Cash Position and Sources and Uses of Cash

Our cash and cash equivalents position as of March 31, 2004 was $361, as compared to $160 as of December 31, 2002. The increase in our cash and cash equivalents position for the three-month interim period ended March 31, 2004 was attributable to $161,426 in cash raised from financing activities, partially offset by $161,225 in cash used in operating activities.

Our operating activities used cash in the amount of $161,225 for the three-month interim period ended March 31, 2004, as compared to $123,617 for the corresponding interim period in fiscal 2003. The $161,225 in cash used for the three-month interim period ended March 31, 2004 reflected our net loss of $156,593 for that interim period, as decreased for non-cash deductions and a net increase in non-cash working capital balances. The $123,617 of cash used in operating activities for our three-month interim period ended March 31, 2003 reflected our net loss of $181,984 for that period, as decreased for non-cash deductions and a net increase in non-cash working capital balances.

We used cash in the amount of $NIL in investing activities for the three-month interim period ended March 31, 2004, as compared to $NIL for the corresponding interim period in fiscal 2003.

We realized cash in the amount of $161,426 from financing activities for the three-month interim period ended March 31, 2004, as compared to $123,735 of cash realized for the corresponding interim period in fiscal 2003. The principal sources of cash for the three-month interim period ended March 31, 2004 as well as for the corresponding interim period in 2003 was repayment of advances to an affiliated company.

Plan of Operation and Prospective Capital Requirements

Our overriding corporate focus is to ramp-up our marketing activities for our various products. Our ability to continue as a going concern will be dependent upon our entering into revenue producing contracts and raising additional working capital to fund our various projects, to ramp-up our sales and marketing activities, to conduct additional research and development activities through our contract with Clean Energy Research, and fully implement our longer-term business plan and marketing strategies. We anticipate that we will incur at least $1,000,000 in costs over the next twelve months to fund our projected minimal levels of operations, including $300,000 in general and administrative, $100,000 in sales and marketing, $480,000 in research and development costs, and $120,000 in capital expenditures. Our cost structure will be subject to significant change based upon any contracts we may enter into and/or additional capital we may raise.

As of the date of this report, we have $NIL in cash available to fund our costs and expenses. We have no current arrangements for obtaining the additional cash and working capital we may require. We will seek to raise cash to meet our operating requirements through the public or private sales of debt or equity securities, the procurement of advances on contracts or licenses, funding from joint-venture or strategic partners, debt financing or short-term loans, or a combination of the foregoing. We may also seek to satisfy indebtedness without any cash outlay through the private issuance of debt or equity securities. Our ability to raise monies has been negatively impacted in part by poor general economic conditions and enhanced risks associated in investing in development stage ventures. We cannot give you any assurance that we will be able to secure the additional cash or working capital we may require to continue our operations.

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

Foreign Exchange

We recorded a $934 foreign currency translation gain for the three-month interim period ended March 31, 2004 as an expense in consolidating our books for financial reporting purposes as the result of the fluctuation in United States-Canadian currency exchange rates during that period.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financials statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to reserves, impairment of long-lived assets, value of our stock issued to consultants for services and estimates of costs to complete contracts. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates, including those for the above-described items, are reasonable.

Recent Adopted Accounting Standards

See note 1 to our consolidated financial statements included with this report for a description of recently adopted accounting standards impacting our company.

UNCERTAINTIES AND OTHER RISK FACTORS THAT
MAY AFFECT OUR FUTURE RESULTS AND FINANCIAL CONDITION

Our future results of operations or financial condition and your investment in our common shares may be adversely affected by the uncertainties and other risk factors enumerated below as well as those presented elsewhere in this report and in other reports we periodically file with the SEC, including our annual report on form 10-KSB for the fiscal year ended December 31, 2003, and should be considered in context with the various disclosures concerning our company presented elsewhere herein and therein.

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

We have incurred a cumulative operating loss in the amount of $4,013,444 from our inception through March 31, 2004. While we have introduced our products commercially to the markets, we have not entered into binding contracts for the sale of those products or generated sales revenues from those products. Our failure to generate meaningful revenues and ultimately profits from these products could force us to reduce or suspend our operations and ultimately go out of business.

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

We will most likely need to raise cash and additional working capital to cover the anticipated shortfall in our cash and working capital until such time as we become cash flow positive based solely on sales and service revenues less operating and other costs. We had a working capital deficit of $218,960 as of March 31, 2004, and anticipate that we will need to raise at least $1 million to fund our minimum projected operating and project costs over the next twelve months from the date of this annual report to fully implement our longer-term business plan and marketing strategies. We currently do not have any binding commitments for, or readily available sources of, additional financing. We will seek to raise additional cash and working capital should it become necessary through the public or private sales of debt or equity securities, the procurement of advances on contracts or licenses, funding from joint-venture or strategic partners, debt financing or short-term loans, or a combination of the foregoing. We may also seek to satisfy indebtedness without any cash outlay through the private issuance of debt or equity securities. We cannot give you any assurance that we will be able to secure any additional cash or working capital we may require to continue our operations.

In our annual report on form 10-KSB for our fiscal year ended December 31, 2003, our independent auditors stated noted in their report accompanying our financial statements for our fiscal year ended December 31, 2003 contained in that annual report that we had incurred net losses since our inception and had a working capital deficit, and stated that those conditions raised substantial doubt about our ability to continue as a going concern. Note 1 to our financial statements contained in that annual report addressed management's plans to address the working capital deficit. We cannot assure you that our business plans will be successful in addressing these issues. If we cannot successfully continue as a going concern, our shareholders may lose their entire investment in our common shares.

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

Our inability to hire qualified personnel at all or to raise capital in a timely manner could impede our ability to generate revenues and profits and to otherwise implement our business plan and growth strategies. This, in turn, would have a negative impact on our business and could adversely affect the value of your investment.

We currently have an extremely small staff comprised of three executive officers and four employees. Although we believe that these officers and employees will be able to handle most of the additional administrative, research and development, sales and marketing, and manufacturing requirements in the shorter-term as we ramp up our sales and operations, we will nevertheless be required over the longer-term to hire highly skilled managerial, engineering, technical, sales and marketing and administrative personnel to fully implement our business plan and growth strategies. We cannot assure you that we will be able to engage the services of such qualified personnel at competitive prices, or at all, particularly given the risks of employment attributable to our limited financial resources and lack of an established track record.

We plan to grow very rapidly, which will place strains on our management team and other company resources to both implement more sophisticated managerial, operational and financial systems, procedures and controls and to train and manage the personnel necessary to implement those functions. Our inability to manage our growth could impede our ability to generate revenues and profits and to otherwise implement our business plan and growth strategies, which would have a negative impact on our business and the value of your investment.

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

Our ability to generate revenues and profits and to otherwise implement our business plan and growth strategies will be adversely affected if the licensees, strategic partners or third party marketing and distribution partners we intend to rely upon to provide a significant part of our marketing and sales function fail to perform as expected. This failure would have a negative impact on our business and the value of your investment.

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

We rely on a combination of patent, patent pending, copyright, trademark and trade secret laws, proprietary rights agreements and non-disclosure agreements, and to protect our intellectual properties. We cannot give you any assurance that these measures will prove to be effective in protecting our intellectual properties.

In the case of patents, we cannot give you any assurance that our existing patents will not be invalidated, that any patents that we currently or prospectively apply for will be granted, or that any of these patents will ultimately provide significant commercial benefits. Further, competing companies may circumvent any patents that we may hold by developing products which closely emulate but do not infringe our patents. While we intend to seek patent protection for our products in selected foreign countries, those patents may not receive the same degree of protection as they would in the United States. We can give you no assurance that we will be able to successfully defend our patents and proprietary rights in any action we may file for patent infringement. Similarly, we can not give you any assurance that we will not be required to defend against litigation involving the patents or proprietary rights of others, or that we will be able to obtain licenses for these rights. Legal and accounting costs relating to prosecuting or defending patent infringement litigation may be substantial.

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

We intend to sell our products and technologies internationally as well as to the United States and within Canada. This will subject us to various risks associated with international transactions that may adversely affect our results of operations, including risks associated with fluctuating exchange rates, the regulation by the governments of the United States and Canada as well as foreign governments of fund transfers and export and import duties and tariffs; and political instability. We do not currently engage in activities to mitigate the effects of foreign currency fluctuations, and we anticipate we will be paid in U.S. dollars with respect to any international transactions we may enter into. If earnings from international operations increase, our exposure to fluctuations in foreign currencies may increase, and we may utilize forward exchange rate contracts or engage in other efforts to mitigate foreign currency risks. We can give no you assurance as to the effectiveness of these efforts in limiting any adverse effects of foreign currency fluctuations on our international operations and our overall results of operations.

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

We are entitled under our certificate of incorporation to issue up to 15,000,000 common shares (which will be increased to 25,000,000 shares on April 28, 2004) and 2,000,000 "blank check" preferred shares. Upon effectuation of our pending 1-for-3 consolidation and the increase in our authorized common shares to 25,000,000 on April 28, 2004, we will be entitled to issue approximately 17,783,916 additional common shares (subject to adjustment for fractional shares issued in the consolidation) and 1,757,332 additional preferred shares. Our board may generally issue those common and preferred shares, or options or warrants to purchase those shares, without further approval by our shareholders based upon such factors as our board of directors may deem relevant at that time. Any preferred shares we may issue shall have such rights, preferences, privileges and restrictions as may be designated from time-to-time by our board, including preferential dividend rights, voting rights, board membership rights, conversion rights, redemption rights and liquidation provisions. It is likely that we will be required to issue a large amount of additional securities to raise capital to further our development and marketing plans. It is also likely that we will be required to issue a large amount of additional securities to directors, officers, employees and consultants as compensatory grants in connection with their services, both in the form of stand-alone grants or under our various stock plans. We cannot give you any assurance that we will not issue additional common or preferred shares, or options or warrants to purchase those shares, under circumstances we may deem appropriate at the time.

Our certificate of incorporation and bylaws contain provisions that make it more difficult for our shareholders to replace a majority of directors and obtain control of our board of directors.

Our certificate of incorporation and bylaws (1) reserve the right to fill any vacancies in any Non-Series A Director positions exclusively to our board of directors; (2) stipulate that our Non-Series 'A' Directors can only be removed for cause; (3) require any action to be taken by our common and series 'B' preferred shareholders to be effected at a duly called annual or special meeting of those shareholders, (4) prohibit those shareholders from effecting any action by written consent unless approved by a two-thirds affirmative vote of their shares; (5) reserve the right to call special meetings of our common and series 'B' preferred shareholders exclusively to our board of directors and designated executive officers; and (6) require any amendments to the preceding provisions to be approved by a two-thirds affirmative vote of our shareholders. These provisions generally make it more difficult for our shareholders to replace a majority of our directors and obtain control of our board of directors.

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

You may not be able to effect service of process upon or enforce a judgment against our company or our executive officers or directors.

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

LEGAL PROCEEDINGS

As of the date of this report, there are no material pending legal or governmental proceedings relating to our company or properties to which we are a party, and to our knowledge there are no material proceedings to which any of our directors, executive officers or affiliates are a party adverse to us or which have a material interest adverse to us.

CHANGES IN SECURITIES AND USE OF PROCEEDS

Modification of Instruments Defining Rights of Holders of Class of Registered Securities

Not Applicable

Limitation or Qualification Of Rights Of Class Of Registered Securities By Issuance Or Modification Of Any Other Class Of Securities

Not Applicable

Recent Sales of Unregistered Equity Securities

During the three-month interim period ended March 31, 2004, we have sold or issued the following securities not registered under the Securities Act of 1933:

  On March 5, 2004, we issued 7,076,300 pre-consolidation common shares to ecoTech Waste Management Systems (1991) Inc., in connection with our purchase of a gasification technology from that company. As part of that transaction, we also issued 500,000 common shares to Mr. C. Victor Hall, the President and principal shareholder of ecoTech Waste Management Systems, for the purchase of his cryogenic technology. We valued the common shares paid at US $0.14 per share, or an aggregate of $990,682 for the gasification technology and $70,000 for the cryogenic technology.
  On March 8, 2003, we agreed to issue 2,080,660 pre-consolidation common shares at an average conversion price of $0.23 per share to a group of thirteen directors, shareholders, employees and other creditors in settlement of a total of $471,053 in short-term advances, wages, fees and other payables due to those persons. Included in that transaction were (1) 614,391 common shares issued to Ravenscraig Properties, Ltd., a corporation owned and controlled by Mr. R. Dirk Stinson, our President and a director, in satisfaction of $153,598 in loans and liabilities assumed; (2) 263,988 common shares issued to McSheahan Enterprises, Ltd., a personal service corporation owned and controlled by Mr. Barry A. Sheahan, our Chief Financial Officer and a director, with respect to loans and unpaid management fees in the amount of $65,997, (3) 289,268 common shares issued to Clean Energy Research, Inc., a research and development corporation owned and controlled by Mr. Barry A. Sheahan, our Chief Financial Officer and a director, with respect to unpaid fees in the amount of $72,317 under our research and development contract with that company; (4) 316,292 common shares issued to Mr. James V. DeFina, our projects director, in satisfaction of $79,073 in unpaid wages; (5) 53,258 common shares issued to JPT 2 Holdings, Ltd., a personal service corporation owned and controlled by Mr. John P. Thuot, a director, in satisfaction of $13,314 in unpaid management fees relating to when Mr. Thuot was an officer of our company; and (6) 120,000 common shares issued to Mr. Denver Collins, our Vice President of Engineering and Product Development and a director, in satisfaction of $30,000 in unpaid wages.

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

Use Of Proceeds Of Registered Offerings

Not Applicable

Repurchases Of Equity Securities

During the three-month interim period ended March 31, 2004, we did not repurchase any equity securities.

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

OTHER INFORMATION

Voluntary Reports

None

Material Changes To Director Nominee Procedures

There have been no material changes to the procedures by which our shareholders may recommend nominees to our board of directors since our last disclosure of those procedures pursuant to SEC rules.

EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

       Certificate of Incorporation filed in the Office of the Delaware Secretary of State on March 1, 1999 (1)

       Certificate of Amendment to Certificate of Incorporation filed in the Office of the Delaware Secretary of State on May 20, 1999 (1)

       Certificate of Amendment to Certificate of Incorporation filed in the Office of the Delaware Secretary of State on November 12, 1999 (1)

       Bylaws (as restated to reflect corporate name change) (1)

       Specimen common stock certificate (1)

       Specimen series 'A' preferred stock certificate (1)

       Specimen series 'B' preferred stock certificate (1)

       Form of Option Certificate under 1999 Clean Energy Technologies, Inc. Stock Plan relating to grants of options on March 5, 1999 to John D. Chato, John P. Thuot, Barry A. Sheahan and James V. DeFina (1)

       Pulse Combustion Technology License dated March 5, 1999, with 818879 Alberta, Ltd. (1)

       Diesel Fuel Combustion Technology License dated March 5, 1999, with John D. Chato (1)

       Employment Agreement dated March 5, 1999, with James V. DeFina (1)

       Letter Agreement dated March 20, 2001 with 818879 Alberta Ltd. (2)

       Research and Development Agreement dated January 1, 2003 with McSheahan Enterprises, Ltd. (3)

       Memorandum Of Understanding dated March 5, 2004 between Clean Energy Combustion Systems, Inc. ecoTech Waste Management Ltd. (1991) and C. Victor Hall (4)

       Employment Agreement dated October 1, 2003 with Denver Collins

    21.         List of subsidiaries (5)

    32.1       Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act *

    32.2       Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act *

      *        Filed herewith
      (1)     Previously filed by our company as an exhibit to our registration statement on form SB-2 filed on September 30, 1999 (Commission File No. 333-88207)
     (2)      Previously filed by our company as an exhibit to our annual report on form 10-K for our fiscal year ended December 31, 2000 as filed on April 13, 2001
     (3)      Previously filed by our company as an exhibit to our annual report on form 10-K for our fiscal year ended December 31, 2002 as filed on April 15, 2003
     (4)      Previously filed by our company as an exhibit to our form 8-K filed on March 19, 2004
     (5)      Previously filed by our company as an exhibit to our annual report on form 10-K for our fiscal year ended December 31, 2003 as filed on April 15, 2004

Reports on Form 8-K

During the three-month interim period ended March 31, 2004, we filed the following reports on form 8-K:

  On March 19, 2004, we filed a form 8-K in connection with the acquisition of our gasification technology from ecoTech Waste Management Systems (1991) Inc., a privately-held federal Canadian corporation located in British Columbia, Canada, for 7,076,300 pre-consolidation common shares, and the acquisition of our cryogenic technology from Mr. C. Victor Hall, ecoTech's President and principal shareholder, for 500,000 pre-consolidation common shares.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated at Vancouver, British Columbia, Canada, this 10th day of May, 2004.

CLEAN ENERGY COMBUSTION SYSTEMS, INC.
By:	/s/ R. Dirk Stinson
R. Dirk Stinson Chief Executive Officer and President (principal executive officer)
By:	/s/ Barry A. Sheahan
Barry A. Sheahan Chief Financial Officer (principal accounting and financial officer)

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

I, R. Dirk Stinson, certify that:

  I have reviewed this quarterly report on form 10-QSB of Clean Energy Combustion Systems, Inc.;

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

Date: May 10, 2004	By: /s/ R. Dirk Stinson
R. Dirk Stinson Chief Executive Officer and President (principal executive officer)

CERTIFICATION OF PRINCIPAL ACCOUNTING AND FINANCIAL OFFICER

I, Barry A. Sheahan, certify that:

  I have reviewed this quarterly report on form 10-QSB of Clean Energy Combustion Systems, Inc.;

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
Date: May 10, 2004	By: /s/ Barry A. Sheahan
Barry A. Sheahan Chief Financial Officer (principal accounting and financial officer)