Form 10QSB
period 2004-06-30
CLEAN ENERGY COMBUSTION SYSTEMS INC
filed 2004-08-17
CIK 1096013

United States

Securities And Exchange Commission

Washington, D.C. 20549

_________________

FORM 10--QSB

_________________

(Mark One)
[ X ]	Quarterly Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For The Quarterly Period Ended June 30, 2004
[ ]	Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For The Transition Period From ________ To _______
Commission File No. _______

CLEAN ENERGY COMBUSTION SYSTEMS, INC.
(Exact name of small business issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	98--0211550 (I.R.S. Employer Identification No.)

777 Hornby Street, Suite 1480
Vancouver, British Columbia, Canada, V6Z 1S4
(604) 681--9337
(Address Of Principal Executive Offices)
(Issuer's Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,076,659 shares of common stock, par value $0.0001 per share, as of July 28, 2004.

ADVISEMENTS

Unless the context requires otherwise, "Clean Energy", "the company", "we", "us", "our" and similar terms refer to Clean Energy Combustion Systems, Inc. Our common stock, par value $.0001 per share, our series 'A' convertible preferred stock, par value $.0001 per share, and our series 'B' convertible preferred stock, par value $.0001 per share are commonly referred to in this report as our "common shares", "series 'A' preferred shares", and "series 'B' preferred shares", respectively. The information in this report is current as of the date of this report (August 5, 2004), unless an earlier date is specified.

We prepare our interim consolidated financial statements in accordance with United States generally accepted accounting principles. Our consolidated financial condition and results of operations for the six--month interim period ended June 30, 2004 are not necessarily indicative of our prospective consolidated financial condition and results of operations for the full fiscal year ended December 31, 2004. The interim consolidated financial statements presented in this report as well as other information relating to our company contained in this report should be read in conjunction with the annual consolidated financial statements and more detailed background information relating to our company and our business contained in our annual report on form 10--KSB for our fiscal year ended December 31, 2003, together with any reports, statements and information filed with the SEC relating to periods or events occurring after December 31, 2003.

On April 28, 2004, we effected a one--for--three consolidation of our outstanding common shares, whereby each common share outstanding would be consolidated into one--third of one common share, with fractional shares rounded up. Whenever we make any reference in this report to the grant or issuance of common shares or options or warrants to purchase common shares, such reference shall, for comparison purposes, be made in reference to post--consolidation numbers and, in the case of options and warrants, post--consolidation exercise prices, unless we state otherwise or except as provided in the Consolidated Statements Of Capital Deficiency included in the interim consolidated financial statements contained in this report.

In this report we make a number of statements, referred to as "forward--looking statements", which are intended to convey our expectations or predictions regarding the occurrence of possible future events or the existence of trends and factors that may impact our future plans and operating results. These forward--looking statements are derived, in part, from various assumptions and analyses we have made in the context of our current business plan and information currently available to us and in light of our experience and perceptions of historical trends, current conditions and expected future developments and other factors we believe to be appropriate in the circumstances. You can generally identify forward--looking statements through words and phrases such as "seek", "anticipate", "believe", "estimate", "expect", "intend", "plan", "budget", "project", "may be", "may continue", "may likely result", and similar expressions. When reading any forward looking statement you should remain mindful that actual results or developments may vary substantially from those expected as expressed in or implied by that statement for a number of reasons or factors, such as those relating to: (1) the timing and completion of pending or prospective projects and contracts and receipt of revenues and whether or not markets for our products develop and, if they do develop, the pace at which they develop; (2) our ability to attract the qualified personnel to implement our growth strategies, (3) our ability to develop sales, marketing and distribution capabilities; (4) the accuracy of our estimates and projections; (5) our ability to fund our short--term and long--term financing needs; (6) changes in our business plan and corporate strategies; and (7) other risks and uncertainties discussed in greater detail in the sections of this report, including those captioned "Plan of Operation" and "Uncertainties And Other Risk Factors That May Affect Our Future Results And Financial Condition". Each forward--looking statement should be read in context with, and with an understanding of, the various other disclosures concerning our company and our business made elsewhere in this report as well as other pubic reports we file with the United States Securities and Exchange Commission (the "SEC"), including our annual report on form 10--KSB for our fiscal year ended December 31, 2003. You should not place undue reliance on any forward--looking statement as a prediction of actual results or developments. We are not obligated to update or revise any forward--looking statement contained in this report to reflect new events or circumstances unless and to the extent required by applicable law.

-i-

-ii-

CLEAN ENERGY COMBUSTION SYSTEMS, INC.
(a development stage enterprise)
(expressed in U.S. dollars)
CONSOLIDATED BALANCE SHEETS

	June 30, 2004	Dec. 31, 2003

	(unaudited)
ASSETS
CURRENT
Cash and cash equivalents	$ 993	$ 160
Prepaid expenses	7,205	2,825

Total current assets	8,198	2,985
ADVANCES TO AN AFFILIATED COMPANY (note 6)	301,876	313,088
CAPITAL ASSETS (note 3)	11,067	-
ASSETS UNDER CAPITAL LEASE (note 4)	32,456	-
PATENTS & INTELLECTUAL PROPERTY (note 2)	1,078,748	30,128

TOTAL ASSETS	$ 1,432,345	$ 346,201

LIABILITIES
CURRENT
Accounts payable & accrued expenses	$ 345,162	$ 412,149
Current portion of long term debt (note 11)	9,254	-
Advances from related parties (note 7)	25,742	70,734

Total current liabilities	380,158	482,883
LONG TERM
Capital Leases payable (note 11)	22,501	-
PROVISIONS AND LIABILITIES RELATED TO TRANSFER OF OWNERSHIP OF SUBSIDIARY (note 6)	340,188	351,401

TOTAL LIABILITIES AND PROVISIONS	742,847	834,284

Going concern (note 1)
Commitments and contingencies (note 11)
CAPITAL DEFICIENCY
Authorized capital:
Preferred stock; par value $0.0001 per share, 2,000,000 shares
Common stock; par value $0.0001 per share, 25,000,000 shares
Issued capital:
Series 'A' convertible preferred stock; Liquidation preference $1 per share, or $1,000 total; 1,000 shares issued and outstanding as of June 30, 2004 and December 31, 2003, respectively	1	1
Series 'B' convertible preferred stock; Liquidation preference $2 per share, or $483,336 total; 241,668 shares issued and outstanding as of June 30, 2004 and December 31, 2003, respectively	242	242
Common stock; 8,076,659 and 4,857,317 shares issued and outstanding as of June 30, 2004 and December 31, 2003, respectively	2,423	1,457
Additional paid--in capital	4,851,804	3,309,823
Accumulated other comprehensive income	57,245	57,245
Deficiency accumulated during the development stage	(4,222,217)	(3,856,851)

TOTAL CAPITAL DEFICIENCY	689,498	(488,083)

TOTAL LIABILITIES AND CAPITAL DEFICIENCY	$ 1,432,345	$ 346,201

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets

CLEAN ENERGY COMBUSTION SYSTEMS, INC.
(a development stage enterprise)
  (expressed in U.S. dollars)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,		Jan. 1, 1999 to June 30, 2004 (Cumulative)
	2004	2003	2004	2003

	(ß-------------------------------------------------------------------------unaudited---------------------------------------------------------------------------------à )
ADMINISTRATION AND MARKETING EXPENSES
Accounting	$ 1,384	$ 9,017	$ 9,168	$ 16,145	$ 108,540
Administrative wages, benefits and contract fees	52,913	25,570	81,213	56,247	775,743
Amortization	-	-	-	-	45,027
Communications, including telephone and website maintenance	3,446	2,101	5,354	3,804	51,488
Foreign exchange (gain) loss	265	-	1,199	(71)	(22,586)
Interest	10	1,112	230	1,818	92,288
Legal and patent maintenance	15,073	8,368	33,889	16,913	493,373
Marketing	37,943	10,823	41,499	38,842	440,939
Occupancy	3,339	2,705	6,615	5,325	116,604
Office and miscellaneous	6,483	-	8,728	1,428	117,119
Write--down of patents	-	-	12,061	9199	21,260
Professional fees	-	-	-	-	15,972
Transfer agent fees	995	190	3,780	2,955	42,486

Total administration and marketing	121,851	59,886	203,736	152,605	2,298,253

RESEARCH AND DEVELOPMENT EXPENSES (note 5)
Wages and other direct costs	61,775	42,534	124,190	116,448	1,493,992
Overhead	25,147	10,851	37,440	26,202	429,972

Total research and development	86,922	53,385	161,630	142,650	1,923,964

TOTAL EXPENSES AND NET LOSS FOR THE PERIOD	$ (208,773)	$ (113,271)	$ (365,366)	$ (295,255)	$ (4,222,217)

BASIC AND DILUTED NET LOSS PER SHARE OF COMMON STOCK (note 2)	$ (0.03)	$ (0.03)	$ (0.05)	$ (0.08)

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING	8,076,659	3,802,423	6,820,762	3,802,423

The accompanying notes to consolidated financial statements
are an integral part of these consolidated statements of operations

CLEAN ENERGY COMBUSTION SYSTEMS, INC.
(a development stage enterprise)
(expressed in U.S. dollars)
CONSOLIDATED STATEMENTS OF CAPITAL DEFICIENCY

	Series 'A' Preferred Stock		Series 'B' Preferred Stock		Common Stock		Additional Paid--in Capital	Accumulated Other Comprehensive Income	Deficiency Accumulated During The Development Stage
	Shares	Amount	Shares	Amount	Shares	Amount			Period	Cumulative

	(Six--Month Period Ended June 30, 2004-unaudited)
Issued on incorporation	1,000	$ 1	-	$ -	9,643,750	$ 64	$ 535	$ -	$ -	$ ,500
Private placement	-	-	250,001	250	-	-	499,752	-	-	500,002
Vesting of previously issued but unexercised warrants granted to consultant	-	-	-	-	-	-	2,000	-	-	2,000
Net loss for the period ended December 31, 1999	-	-	-	-	-	-	-	-	(639,404)	(639,404)
Balance, December 31, 1999	1,000	1	250,001	250	9,643,750	964	502,287		(639,404)	(135,902)
Vesting of previously issued but unexercised warrants granted to consultant)	-	-	-	-	-	-	18,500	-	-	18,500
Issued on conversion of promissory note	-	-	-	-	487,944	49	975,838	-	-	975,887
Net loss for the year ended December 31, 2000	-	-	-	-	-	-	-	-	(907,826)	(907,826)

Balance, December 31, 2000	1,000	1	250,001	250	10,131,694	1,013	1,496,625	-	(1,547,230)	(49,341)
Vesting of previously issued but unexercised warrants granted to consultant	-	-	-	-	-	-	30,601	-	-	30,601
Disposition of subsidiary (note 6)	-	-	-	-	-	-	294,522	-	-	294,522
Net loss for the year ended December 31, 2001	-	-	-	-	-	-	-	-	(812,445)	(812,445)

Balance, December 31, 2001	1,000	1	250,001	250	10,131,694	1,013	1,821,748	-	(2,359,675)	(536,663)
Conversion of series 'B' convertible preferred stock into common stock	-	-	(8,333)	(8)	8,333	1	7	-	-	-
Conversion of loans and other debt to common stock	-	-	-	-	1,267,242	127	823,581	-		823,708
Reduction of provision for liability related to transfer of subsidiary (note 6)	-	-	-	-	-	-	191,226	-	-	191,226
Net loss for the year ended December 31, 2002	-	-	-	-	-	-	-	-	(894,473)	(894,473)

Balance, December 31, 2002	1,000	$ 1	241,668	$ 242	11,407,269	$ 1,141	$ 2,836,562	$ -	$ (3,254,148)	$ (416,202)

(continued)

CLEAN ENERGY COMBUSTION SYSTEMS, INC.
(a development stage enterprise)
(expressed in U.S. dollars)
CONSOLIDATED STATEMENTS OF CAPITAL DEFICIENCY

	Series 'A' Preferred Stock		Series 'B' Preferred Stock		Common Stock		Additional Paid--in Capital	Accumulated Other Comprehensive Income	Deficiency Accumulated During The Development Stage
	Shares	Amount	Shares	Amount	Shares	Amount			Period	Cumulative

Foreign currency translation adjustment	-	$ -	-	$ -	-	$ -	$ -	$ 7,245	$ -	$ 57,245
Conversion of loans and other debt to common stock	-	-	-	-	3,164,682	316	356,485	-	-	356,801
Reduction of provision for liability related to transfer of subsidiary (note 6)	-	-	-	-	-	-	116,776	-	-	116,776
Net loss for the year ended December 31, 2003	-	-	-	-	-	-	-	-	(602,703)	(602,703)
Balance, December 31, 2003	1,000	1	241,668	242	14,571,951	1,457	3,309,823	57,245	(3,856,851)	(488,083)
Purchase of intellectual property for stock	-	-	-	-	7,576,300	758	1,059,924	-	-	1,060,682
Conversion of loans and other debt to common stock	-	-	-	-	2,080,660	208	470,845	-	-	471,053
1--for--3 consolidation effected April 8, 2004	-	-	-	-	(16,152,252)	-	-	-	-	-
Provision for liability related to transfer of subsidiary (note 6)	-	-	-	-	-	-	11,212	-	-	11,212
Net loss for the six--month period ended June 30, 2004	-	-	-	-	-	-	-	-	(365,366)	(365,366)

Balance, June 30, 2004	1,000	$ 1	241,668	$ 242	8,076,659	$ 2,423	$ 4,851,804	$ 57,245	$ (4,222,217)	$ 689,498

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements of capital deficiency.

CLEAN ENERGY COMBUSTION SYSTEMS, INC.
(a development stage enterprise)
(expressed in U.S. dollars)
CONSOLIDATED STATEMENTS OF CASH FLOW

	Three--Months Ended June 30,		Six--Months Ended June 30,		Jan. 1, 1999 to June 30, 2004
	2004	2003	2004	2003	(Cumulative)

	(ß -------------------------------------------------------unaudited-----------------------------------------------------------à )
OPERATING ACTIVITIES
Total expenses and net loss	$ (208,773)	$ (113,271)	$ (365,366)	$ (295,255)	$ (4,222,217)
Adjustments to reconcile total expenses and net loss to net cash utilized in operating activities:
Amortization	-	-	-	-	45,027
Non--cash consulting expense	-	-	-	-	51,101
Write--down of patents	-	-	12,061	9,199	21,260
Change in operating assets and liabilities:
Accounts receivable and prepaid expenses	(4,381)	-	(4,381)	48	(25,525)
Accounts payable and accrued liabilities	193,750	(15,663)	177,057	25,024	1,561,209

Net cash used in operating activities	(19,404)	(114,220)	(180,629)	(237,837)	(2,569,145)

INVESTING ACTIVITIES
Additions to patents	-	-	-	-	(39,327)
Purchase of equipment	(11,067)	-	(11,067)	-	(103,858)
Purchase of equipment under capital lease	(32,456)		(32,456)		(32,456)

Net cash provided by (used in) investing activities	(43,523)	-	(43,523)	-	(175,641)

FINANCING ACTIVITIES
Repayment of advances from (advances to) an affiliated company	76,796	51,487	196,682	130,907	352,677
Advances from (to) shareholders (note 7)	-	-	-	-	291,816
Advances from (to) related parties	(44,992)	63,127	(3,452)	107,442	594,193
Net proceeds from disposal of subsidiary	-	-	-	-	(2,051)
Net proceeds from capital leases	32,456	-	32,456	-	32,456
Repayment of capital leases	(701)		(701)		(701)
Proceeds from issue of common stock	-	-	-	-	976,887
Proceeds from issue of series 'A' convertible preferred stock	-	-	-	-	500
Proceeds from issue of series 'B' convertible preferred stock	-	-	-	-	500,002

Net cash provided by financing activities	63,559	114,614	224,985	238,349	2,745,779

NET DECREASE IN CASH AND CASH EQUIVALENTS	632	394	833	512	993
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	361	118	160	-	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 993	$ 512	$ 993	$ 512	$ 993

(continued)

CLEAN ENERGY COMBUSTION SYSTEMS, INC.
(a development stage enterprise)
(expressed in U.S. dollars)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL SCHEDULE OF INTEREST AND INCOME TAXES PAID

Interest paid for the six month period ended June 30, 2004 and for the years ended December 31, 2003 and 2002 and the cumulative period ended December 31, 2003 was $230, $2,068, $46,134 and $92,058, respectively, and income taxes paid for each of the same period and for the years ended December 31, 2003 and 2002 and the cumulative period ended December 31, 2003 was $0.

NON--CASH INVESTING AND FINANCING ACTIVITIES

During the six month period ended June 30, 2004, amounts totaling $471,053 outstanding with respect to wages, loans, interest thereon and other payables were converted into 2,080,660 common shares (693,553 post--consolidation shares). Also in the current year provisions and liabilities related to transfer of ownership of subsidiary were decreased by $11,212 with a corresponding increase in paid--in capital. As well, the company purchased intellectual property for 7,576,300 common shares (2,525,433 post--consolidation shares) with an agreed value of $0.42 per post--consolidation share for total non--cash proceeds of $1,060,682.

During the year ended December 31, 2003, amounts totaling $356,801 outstanding with respect to wages, loans, interest thereon and other payables owed to officers, directors, employees, shareholders and other creditors were converted into 3,164,682 common shares (1,054,894 post--consolidation shares). Also during 2003, advances to an affiliated company increased by $57,245 in connection with a foreign exchange adjustment. Provisions and liabilities related to transfer of ownership of subsidiary were reduced by $116,777 during 2003 with a corresponding increase in additional paid--in capital.

During the year ended December 31, 2002, (1) amounts totaling $823,708 outstanding with respect to wages, loans, interest thereon and other payables owed to officers, directors, employees, shareholders and other creditors were converted into 1,267,242 common shares (422,414 post--consolidation shares), and (2) 8,333 series 'B' preferred shares were converted into 8,333 common shares (2,778 post--consolidation shares). Provisions and liabilities related to transfer of ownership of subsidiary were reduced by $191,226 during 2002 with a corresponding increase in additional paid--in capital.

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements of cash flows

CLEAN ENERGY COMBUSTION SYSTEMS, INC.
(a development stage enterprise)
(expressed in U.S. dollars)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Nature of Business; Organization and Operations; Going Concern

  Clean Energy Combustion Systems, Inc. ("we", "our company" or "Clean Energy") was incorporated under the laws of the State of Delaware and organized and commenced operations on March 1, 1999. These financial statements include select pre--organization transactions and commitments incurred between January 1, 1999 and the date of incorporation on March 1, 1999, that were accepted by our board of directors in connection with our organization as obligations of our company.

  Clean Energy markets three types of products, burner units based upon our patented high--frequency valveless pulse combustion technology; gasification systems using our proprietary ecoPhaser gasification technology which uses heat to convert various biomass feedstocks into "clean thermal energy"; and our proprietary mobile modular technology for the liquefaction and transportation of natural gas, methane, helium, nitrogen and other gases from remote locations. Each of these technologies is fully developed and in a position to be commercially marketed.

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

  Since we have not generated operating revenues to date, we should be considered a development stage enterprise. As of June 30, 2004, we have incurred losses from inception totalling $ 4,222,217, have a working capital deficiency of $ 371,960, and do not currently have the financial resources to complete our business plan. Our ability to continue as a going concern will be dependent upon our ability to attain future profitable operations and to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. These factors, among others, indicate that we may be unable to continue as a going concern for a reasonable period of time. We currently do not have any binding commitments for, or readily available sources of, additional financing. We will seek to raise additional cash and working capital through the public or private sales of debt or equity securities, the procurement of advances on contracts or licenses, funding from joint--venture or strategic partners, debt financing or short--term loans, or a combination of the foregoing. We will also seek to satisfy indebtedness without any cash outlay through the private issuance of debt or equity securities. We cannot give you any assurance that we will be able to secure any additional cash or working capital we may require to continue our operations. In the event that we are unable to generate sufficient capital to meet our current operating expenses, we will be required to reevaluate our planned expenditures and allocate our total resources in such manner as our board of directors and management deem to be in our best interest. This may result in a substantial reduction of the scope of our existing and planned operations. Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or the amount and classifications of liabilities that might be necessary, should we be unable to continue as a going concern.

CLEAN ENERGY COMBUSTION SYSTEMS, INC.
(a development stage enterprise)
(expressed in U.S. dollars)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      2.    Significant Accounting Policies

  Basis of Presentation

  We prepared these consolidated financial statements in conformity with accounting principles generally accepted in the United States.

  Consolidation

  We have consolidated the accounts of our wholly--owned subsidiary, Clean Energy USA Inc. ("Clean Energy USA") with those of Clean Energy. All significant inter--company balances and transactions between Clean Energy and Clean Energy USA were eliminated as a consequence of the consolidation process.

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

  Cash and Cash Equivalents

  Cash and cash equivalents consist of cash on hand, funds on deposit and short--term investments with an original maturity of ninety days or less. Clean Energy holds no cash or cash equivalents at the date of these financial statements.

  Short--Term Investments

  Short--term investments consist of term deposits with a one--year maturity. These investments are cashable and can be drawn on at any time. We do not hold any short--term investments at the date of these financial statements.

CLEAN ENERGY COMBUSTION SYSTEMS, INC.
(a development stage enterprise)
(expressed in U.S. dollars)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Research and Development

  We expense our research and development costs as incurred.

  Marketing Costs

  We expense our marketing costs, including advertising costs, as incurred.

  Patents and Intellectual Property

  We currently capitalize the cost to acquire our patents. Upon production of revenues from a patent, we will amortize its acquisition cost on a straight--line basis over the shorter of the duration of the patent, which is twenty years, or the estimated life of the associated technology. As we have not commenced production of revenues to date, no amortization has been recorded to date in these consolidated financial statements. The costs of servicing our patents are expensed as incurred. We assess potential impairment of patents by measuring the expected net recovery based on cash flows from products based on these rights on an annual basis. We value these capitalized costs at the lower of amortized cost and net recoverable amount.

  The cost of intellectual property is capitalized. Upon production of revenues from intellectual property, we will amortize its acquisition cost on a straight--line basis over the estimated life of the associated technology. As we have not commenced production of revenues to date, no amortization has been recorded to date in these consolidated financial statements. We assess potential impairment of the carrying cost of our intellectual property be measuring the expected net recovery based on cash flows from products based on these technologies on an annual basis. We value these capitalized costs at the lower amortized cost and net recoverable amount.

  Property and Equipment

  We have historically stated property and equipment at cost, and then recorded amortization on these assets on a straight--line basis over their respective estimated service lives.

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

  Impairment of Long--Lived Assets and Long--Lived Assets To Be Disposed

  We evaluate our long--lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets or intangibles may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the assets. If any assets are considered to be impaired, we measure the impairment to be recognized by the amount by which the carrying amount of the assets exceeds the net recoverable value of the assets. We report assets to be disposed of at the lower of the carrying amount or fair value less costs to sell.

CLEAN ENERGY COMBUSTION SYSTEMS, INC.
(a development stage enterprise)
(expressed in U.S. dollars)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Basic and Diluted Loss Per Share

  We compute our basic loss per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", by dividing the net loss for the period by the weighted average number of common shares outstanding for the period. Our diluted loss per share is computed, also in accordance with SFAS No. 128, by including the potential dilution that could occur if holders of our dilutive securities were to exercise or convert these securities into common shares. We exclude common share equivalents from the computation if their inclusion would be anti--dilutive. Common share equivalents consist of common shares issuable upon the conversion of the convertible loans, notes and special warrants (using the if--converted method) and incremental shares issuable upon the exercise of common share purchase options and warrants (using the treasury stock method).

  Stock--Based Compensation

  We have adopted the disclosure--only provisions of Statement of Financial Accounting Standards Statement ("SFAS") No. 123, Accounting For Stock Based Compensation, issued by the Financial Accounting Standards Board ("FASB"), and the subsequent amendment of SFAS No. 148, Accounting for Stock Based Compensation-Transition and Disclosure, while following Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees", ("APB 25"), and related interpretations, in accounting for the grant of common share purchase options to our employees and directors. Under APB 25, companies are not required to record any compensation expense relating to the grant of options to employees or directors where the awards are granted upon fixed terms with an exercise price equal to fair value and the only condition of exercise is continued employment.

  Comprehensive Income

  We report and display comprehensive income in these consolidated financial statements in conformity with Statement of Financial Accounting Standards Statement ("SFAS") No. 130, Reporting Comprehensive Income, issued by the Financial Accounting Standards Board ("FASB"). SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general--purpose financial statements.

  Recent Adopted Accounting Standards

  In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. Among other things, SFAS No. 145 rescinds both SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and the amendment to SFAS No 4, SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking--Fund Requirements. Through this rescission, SFAS No. 145 eliminates the requirement (in both SFAS No. 4 and SFAS No. 64) that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. Generally, SFAS No. 145 is effective for transactions occurring after May 15, 2002. Our adoption of SFAS No. 145 did not have a significant impact on our consolidated financial position or results of operations.

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

CLEAN ENERGY COMBUSTION SYSTEMS, INC.
(a development stage enterprise)
(expressed in U.S. dollars)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  In December 2002, the FASB issued SFAS No. 148, Accounting for Stock Based Compensation -- Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock Based Compensation, to provide methods of transition for a voluntary change to the fair value based method of accounting for stock--based employee compensation, as well as requiring prominent disclosure about the method and effect of accounting for stock--based compensation. We adopted SFAS No. 148 in the fourth quarter of 2002 on a prospective basis. Our adoption of SFAS No. 148 did not have a significant impact on our consolidated financial position or results of operations.

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

      3.    Capital Assets

  Summarized below are our capitalized costs for capital assets as of June 30, 2004. As these assets were not put in use until after that date, no amortization has been calculated for the current period.

June 30, 2004
	Cost	Accumulated Amortization	Net Book Value

Computer hardware	$ 11,067	$ -	$ 11,067

	$ 11,067	$ -	$ 11,067

      4.    Assets Under Capital Lease

  Summarized below are our capitalized costs for assets which have been acquired under capital lease contracts as of June 30, 2004. As these assets were not put in use until after that date, no amortization has been calculated for the current period.

CLEAN ENERGY COMBUSTION SYSTEMS, INC.
(a development stage enterprise)
(expressed in U.S. dollars)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
	June 30, 2004
	Cost	Accumulated Amortization	Net Book Value

Communications equipment	$ 10,400	$ -	$ 10,400
Computer hardware	4,977	-	4,977
Office equipment	17,078	-	17,078

	$ 32,456	$ -	$ 32,456

      5.    Research And Development Activities

  The bulk of our research and development activities are currently conducted through Clean Energy Research Inc. ("Clean Energy Research"), a service corporation owned and controlled by Mr. Barry A. Sheahan, our Chief Financial Officer and a director, pursuant to a cost plus research and development contract entered into effective as of January 1, 2003. Under that agreement, Clean Energy Research provides pre--approved budgeted pulse combustion research and development services to Clean Energy USA (our wholly--owned subsidiary company), and invoices the latter company for its budgeted costs, related overhead and a 10% mark--up. The purpose of conducting research and development activities on an arms'--length basis through an entity owned and controlled by a related party as described was implemented to preserve our ability to indirectly benefit from certain grants and tax--incentive programs offered in both the United States and Canada, which we could not otherwise directly utilize by reason of our becoming a public company.

      6.    Advances To Affiliated Company; Provisions And Liabilities Related To Transfer Of Ownership Of Subsidiary

  Effective December 31, 2001, we sold our interest in our former research and development subsidiary, Clean Energy Technologies (Canada) Inc. ("Clean Energy Technologies"). The provisions and liabilities related to transfer of ownership reflects total amounts we advanced to Clean Energy Technologies, and amounts payable by Clean Energy Technologies which we may have to satisfy by reason of our prior relationship with that company. Effective January 1, 2003, the obligation to repay these advances to Clean Energy was assumed by Clean Energy Research. Details of provisions for advances we made to Clean Energy Research and liabilities we may have to satisfy related to the transfer of ownership of that company are as follows:

	June 30, 2004	December 31, 2003

Valuation allowance related to advances to an affiliated company	$ 301,876	$ 313,088
Liabilities related to transfer of ownership	38,312	38,313

	$ 340,188	$ 351,40

  As at December 31, 2002, we had advanced $427,543 (CDN $667,872) to Clean Energy Technologies, which obligation has since been assumed by Clean Energy Research with the concomitant release of Clean Energy Technologies effective as of January 1, 2003. As at June 30, 2004, the advances had been reduced by net payments in the amount of $125,667 (CDN $167,137) by Clean Energy Research, decreasing its total obligation for advances to Clean Energy to $301,876 (CDN $371,462), after taking into consideration the advances assumed from Clean Energy Technologies. These advances are non--interest bearing, are repayable in Canadian dollars and have no specific terms of repayment.

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

      7.    Advances from Related Parties

  Summarized below are our advances and borrowing from related parties as of June 30, 2004 and December 31, 2003:

	June 30, 2004	December 31, 2003

Advances from officers, directors & principal shareholders	$ 25,742	$ 67,108
Advances from a minority shareholder	0	3,626

Total	$ 25,742	$ 70,734

  In addition to the above, the following amounts were payable to related parties and are included in accounts payable and/or accrued expenses as at June 30, 2004:

Colin V. Hall, our COO and a director	Cash expenses	$ 18,133
McSheahan Enterprises Ltd., a company controlled by Barry A. Sheahan, our CFO and a director	Contract fees	$ 9,042
R. Dirk Stinson, our President, CEO and a director	Cash expenses	$ 1,595
DuMoulin & Boskovich, a law firm in which one of the partners is Clive Boulton, a director	Legal fees	$ 3,704
HMJ Corporation, a company controlled by Dr. W. Jackson, a former director	Consulting fees (under dispute)	$ 66,116

      8.    Employee and Director Stock Options

  During the six--month interim period ended June 30, 2004, we granted to McSheahan Enterprises 1,000 options to purchase our common shares at the price of $6.00 per share (3,000 options at $2 per share pre--consolidation) pursuant to the terms of a management services agreement.

      9.    Related Party Transactions

Since January 1, 2004, we have entered into the following related party transactions:

  Effective March 8, 2004, we issued 1,657,198 common shares (552,399 post--consolidation shares) at a conversion price of $0.25 per share ($0.75 per share post--consolidation) to a group of six directors, officers and shareholders in settlement of a total of $414,300 in short--term advances, wages, fees and other payables due to those persons. Included in that transaction were (1) 614,391 common shares (204,797 post--consolidation shares) issued to Ravenscraig Properties, Ltd., a corporation owned and controlled by Mr. R. Dirk Stinson, our President, Chief Executive Officer and a director, in satisfaction of $153,598 in loans and liabilities assumed; (2) 263,988 common shares (87,996 post--consolidation shares) issued to McSheahan Enterprises, Ltd., a personal service corporation owned and controlled by Mr.

CLEAN ENERGY COMBUSTION SYSTEMS, INC.
(a development stage enterprise)
(expressed in U.S. dollars)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Barry A. Sheahan, our Chief Financial Officer and a director, with respect to loans and unpaid management fees in the amount of $65,997, (3) 289,268 common shares (96,423 post--consolidation shares) issued to Clean Energy Research, Inc., a research and development corporation owned and controlled by Mr. Barry A. Sheahan, our Chief Financial Officer and a director, with respect to unpaid fees in the amount of $72,317 under our research and development contract with that company; (4) 316,292 common shares (105,431 post--consolidation shares) issued to Mr. James V. DeFina, our projects director, in satisfaction of $79,073 in unpaid wages; (5) 53,258 common shares (17,753 post--consolidation shares) issued to JPT 2 Holdings, Ltd., a personal service corporation owned and controlled by Mr. John P. Thuot, a director, in satisfaction of $13,314 in unpaid management fees relating to when Mr. Thuot was an officer of our company; and (6) 120,000 common shares (40,000 post--consolidation shares) issued to Mr. Denver Collins, our Vice President of Engineering and Product Development and a director, in satisfaction of $30,000 in unpaid wages.

  Also effective March 8, 2004, we issued 423,462 common shares (141,154 post--consolidation shares) at an average conversion price of $0.13 per share ($0.39 per share post--consolidation) to a group of seven shareholders in settlement of a total of $56,754 in short--term cash advances due to those persons.

      10.   Financial Instruments

  Our financial instruments consist of accounts payable, accrued liabilities, advances to an affiliated company and advances from related parties. The fair value of these financial instruments approximates our carrying values due to the short--term maturity of these financial instruments and similarity to current market rates.

  It is management's opinion that Clean Energy is not exposed to significant interest, currency or credit risks arising from these financial instruments.

      11.  Other Commitments and Contingencies

  Clean Energy is subject to the following commitments and contingencies not otherwise discussed in these consolidated financial statements:

  Effective April 1, 2001 Clean Energy entered into a management services agreement with McSheahan Enterprises, a personal service corporation owned and controlled by Mr. Barry A. Sheahan, our Chief Financial Officer and a director, pursuant to which Mr. Sheahan provided management services as Chief Financial Officer of Clean Energy. The agreement had a one--year initial term, renews automatically for successive one--year terms, and replaces a prior employment agreement with Mr. Sheahan. Under the initial agreement, Clean Energy agreed to pay McSheahan Enterprises CDN $8,000 per month for the provision of Mr. Sheahan's management services, and to grant Mr. Sheahan common share purchase options entitling him to purchase 333 common shares at an exercise price of $0.67 per share (1,000 options at $2 per share pre--consolidation) for each month of service. These options expire five years subsequent to their date of grant. The agreement was renewed on April 1, 2002, with the payment increased to CDN $8,400 per month. The agreement was subsequently renewed on April 1, 2003, with the payment increased to CDN $8,800 per month. The total amount of fees incurred under this agreement during the three--month interim period ended March 31, 2004 and the six--month interim period ended June 30, 2004 was $19,800 (CDN $26,400). The contract was not renewed as of April 1, 2004.

  Effective January 1, 2003, we entered into a research and development contract with McSheahan Enterprises. That agreement was subsequently assigned by McSheahan Enterprises to Clean Energy Research with an effective date of January 1, 2003. Under that agreement, Clean Energy Research agreed to provide pre--approved budgeted pulse combustion research and development services to Clean Energy USA, and to invoice the latter company for its budgeted costs, related overhead and a 10% mark--up. The purpose of entering into a research and development arrangement with Clean Energy Research on the noted arms--length basis was to continue to preserve our ability to indirectly benefit from certain grants and tax--incentive programs offered in both the United States and Canada, which we could not otherwise directly utilize by reason of our becoming a public company whose stock was publicly traded. As a consequence of Clean Energy's removal from it's Burnaby premises, the Research & Development agreement with Clean Energy Research was amended effective May 1, 2004 to allow for the charge--through of actual overhead costs such as premises and other specific overheads, instead of the former 20% of base costs previously allowed under the contract. The total amount of research fees incurred under this agreement during the six--month interim period ended June 30, 2004 was $108,830.

CLEAN ENERGY COMBUSTION SYSTEMS, INC.
(a development stage enterprise)
(expressed in U.S. dollars)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Effective October 1, 2003, we entered into an employment agreement with Mr. Denver Collins, to provide services to the company as its Vice--President of Engineering & Product Development. Mr. Collins is employed under the agreement for an initial three--year initial term. After the initial term, the agreement renews automatically for successive one--year terms, unless either Mr. Collins or Clean Energy elects by a written, five--month notice not to renew or the agreement is terminated earlier in accordance with it's terms. Under the terms of the agreement Mr. Collins will be entitled to an annual salary of $96,000 plus out--of--pocket expenses for travel and the maintenance of a home office. This agreement replaced a prior consulting agreement with Mr. Collins. Under the employment agreement, we incurred wages of $48,000 during the six--month interim period ended June 30, 2004.

  We currently employ our three other senior management personnel (Mr. R. Dirk Stinson, our President and Chief Executive Officer, Mr. C. Victor Hall, our Chief Operating Officer; and Mr. Barry A. Sheahan, our Chief Financial Officer) on an at--will basis. Messrs. Stinson and Hall are compensated at the rate of $3,000 per month, and the services of Mr. Sheahan is provided at the rate of CDN $4,000 per month through his personal services corporation, McSheahan Enterprises Ltd. Our board of directors has authorized the creation of a compensation committee to review compensation issues for senior management including employment agreements..

  Effective June 1, 2004, we entered into a three year premises lease to be for office space located in downtown Vancouver. These premises will serve as the company's corporate head office, as well as our sales and marketing office. The base rent for these premises is fixed at approximately $3,500 (CDN $5,000) monthly for the three year period of the lease. We will continue to rent our Burnaby premises through Clean Energy Research, which contain our engineering and design facilities, at a cost of approximately $3,000 (CDN $4,000) monthly.

  Effective June 1, 2004, we entered into three, separate equipment lease contracts related to the acquisition of equipment for the corporate head office. These lease contracts call for the following payments:

Computer hardware	36 payments of $166.63 (CDN $232.95)
Telephone system	39 payments of $245.23 (CDN $338.76)
Copier and printer	66 payments of $356.78 (CDN $492.65)

  The obligations are secured by the related equipment and are as follows:
	Current portion	Long term portion

Computer hardware	$ 2,000	$ 2,978
Telephone system	2,973	7,098
Copier & printer	4,281	12,425

	$ 9,254	$ 22,501

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
AND PLAN OF OPERATION

The following discussion of our consolidated financial condition and results of operations should be read in conjunction with our consolidated financial statements and their explanatory notes included as part of this report.

Overview

Clean Energy markets three types of products, burner units based upon our patented high--frequency valveless pulse combustion technology; gasification systems using our proprietary ecoPhaser gasification technology which uses heat to convert various biomass feedstocks into "clean thermal energy"; and our proprietary mobile modular "cryogenic" technology for the liquefaction and transportation of natural gas, methane, helium, nitrogen and other gases from remote locations. Each of these technologies is fully developed and in a position to be commercially marketed.

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

Results of Operations

Operating Revenues

We had no revenues for our six--month and three--month interim fiscal periods ended June 30, 2004 and June 30, 2003, respectively.

Operating Loss

We incurred an operating loss of $365,366 for our six--month interim period ended June 30, 2004, as compared to $295,255 for the corresponding interim period in fiscal 2003, representing a $70,111 or 23.75% overall increase. For our three--month interim period ended June 30, 2004, we incurred an operating loss of $208,773, as compared to $113,271 for the corresponding interim period in fiscal 2003, representing an increase of $95,502 or 84.31%.

The 23.75% overall increase in our operating loss for our six--month interim period ended June 30, 2004 over the corresponding interim period in fiscal 2003 was primarily attributable to a $51,131, or 33.512%, increase in administration and marketing expenses from $152,605 to $203,736; and an $18,980, or 13.31%, increase in research and development expenses from $142,650 to $161,630. The increase in administration expense for our six--month interim period ended June 30, 2004 over the corresponding interim period in fiscal 2003 was primarily attributable to an increase in administration wages due to an increase in the size of our management team and in marketing expenses primarily related to consulting expenses and in--house marketing staff. Research and development expense generally relates to the cost to develop, improve and test our burner systems and related components. These costs are incurred by way of a cost--plus contract with McSheahan Enterprises. The increase in research and development expense for our six--month interim period ended June 30, 2004 over the corresponding interim period in fiscal 2003 was primarily attributable to additions to full--time staff by McSheahan Enterprises.

The 84.31% overall increase in our operating loss for our three--month interim period ended June 30, 2004 over the corresponding interim period in fiscal 2003 was primarily attributable to a $61,965, or 103.49%, increase in administration and marketing expenses from $59,886 to $121,851, and a $33,537, or 62.82%, increase in research & development expenses from $53,365 to $86,922. The increase in administration expense for our three--month interim period ended June 30, 2004 over the corresponding interim period in fiscal 2003 was primarily attributable to an increase in marketing expenses primarily related to consulting expenses. The increase in research and development expense for our three--month interim period ended June 30, 2004 over the corresponding interim period in fiscal 2003 was primarily attributable to additions to full--time staff by McSheahan Enterprises.

Relationships And Transactions On Terms That Would Not Be Available From Clearly Independent Third Parties

During the six--month interim period ended June 30, 2004, we did not enter into any transactions with any parties that are not clearly independent on terms that we believe were more favorable than that which might have been available from other clearly independent third parties.

Liquidity and Capital Resources

Sources of Cash

Our cash flow requirements from the beginning of fiscal 2002 through June 30, 2004 have been principally funded by the periodic conversion of short--term advances, wages, fees and other payables due to directors, shareholders, employees and other creditors into common shares, comprising a total of $1,651,562 of indebtedness converted into 6,512,584 common shares (2,170,761 post--consolidation shares).

Off--Balance Sheet Arrangements

There are no guarantees, commitments, lease and debt agreements or other agreements that could trigger adverse change in our credit rating, earnings, cash flows or stock price, including requirements to perform under standby agreements, other than the following: (1) a default in our obligations under a new lease for our executive office space pursuant to which we are obligated to pay approximately $3,500 (CDN $5,000) per month through May 30, 2007; (2) a default in our obligations under a the lease for our engineering and design facilities to which we are obligated to pay approximately $3,000 (CDN $4,000) per month, terminable upon thirty days' notice; (3) a default in our equipment lease contracts pursuant to which we are obligated to pay a total of $768.64 monthly for 36 months, $602.01 for the next three months and $356.78 for the next 27 months, and (4) contingent liabilities of Clean Energy Technologies in the amount of $38,313 as of June 30, 2004 arising from contracts previously entered into by Clean Energy either jointly with, or on behalf of, that company before its transfer in December 2001 by Clean Energy. These latter contingent liabilities are included as part of our liabilities relating to Clean Energy Technologies in our consolidated balance sheet.

Cash Position and Sources and Uses of Cash

Our cash and cash equivalents position as of June 30, 2004 was $993, as compared to $160 as of December 31, 2003. The increase in our cash and cash equivalents position for the six--month interim period ended June 30, 2004 was attributable to $224,985 in cash raised from financing activities, partially offset by $180,629 in cash used in operating activities and $43,523 used in investing activities.

Our operating activities used cash in the amount of $180,629 for the six--month interim period ended June 30, 2004, as compared to $237,837 for the corresponding interim period in fiscal 2003. The $180,629 in cash used for the six--month interim period ended June 30, 2004 reflected our net loss of $365,366 for that interim period, as decreased for non--cash deductions and a net increase in non--cash working capital balances. The $237,837 of cash used in operating activities for our six--month interim period ended June 30, 2003 reflected our net loss of $295,255 for that period, as decreased for non--cash deductions and a net increase in non--cash working capital balances.

We used cash in the amount of $43,523 in investing activities for the six--month interim period ended June 30, 2004, as compared to $0 for the corresponding interim period in fiscal 2003. The principal use of cash for the six--month interim period ended June 30, 2004 was to purchase property and equipment.

We realized cash in the amount of $224,985 from financing activities for the six--month interim period ended June 30, 2004, as compared to $238,349 of cash realized for the corresponding interim period in fiscal 2003. The principal sources of cash for the six--month interim period ended June 30, 2004 as well as for the corresponding interim period in 2003 was repayment of advances to an affiliated company.

Plan of Operation and Prospective Capital Requirements

Our overriding corporate focus is to ramp--up our marketing activities for our various products. Our ability to continue as a going concern will be dependent upon our entering into revenue producing contracts and raising additional working capital to fund our various projects, to ramp--up our sales and marketing activities, to conduct additional research and development activities through our contract with Clean Energy Research, and fully implement our longer--term business plan and marketing strategies. We anticipate that we will incur at least $1,000,000 in costs over the next twelve months to fund our projected minimal levels of operations, including $300,000 in general and administrative, $100,000 in sales and marketing, $480,000 in research and development costs, and $120,000 in capital expenditures. Our cost structure will be subject to significant change based upon any contracts we may enter into and/or additional capital we may raise.

As of the date of this report, we have $993 in cash available to fund our costs and expenses. We have no current arrangements for obtaining the additional cash and working capital we may require. We will seek to raise cash to meet our operating requirements through the public or private sales of debt or equity securities, the procurement of advances on contracts or licenses, funding from joint--venture or strategic partners, debt financing or short--term loans, or a combination of the foregoing. We may also seek to satisfy indebtedness without any cash outlay through the private issuance of debt or equity securities. Our ability to raise monies has been negatively impacted in part by poor general economic conditions and enhanced risks associated in investing in development stage ventures. We cannot give you any assurance that we will be able to secure the additional cash or working capital we may require to continue our operations.

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

Our consolidated financial statements for the year ended December 31, 2003 included with this quarterly report have been prepared assuming that the company will continue as a going concern. As discussed in note 1 to those financial statements, our continuing losses from inception, working capital deficiency and lack of financial resources to complete our business plan raise substantial doubt about our ability to continue as a going concern.

Other Matters

Research and Development Expenditures

Research and development expenditures are expensed as incurred.

Foreign Exchange

We recorded a $1,199 foreign currency translation loss for the six--month interim period ended June 30, 2004 as an expense in consolidating our books for financial reporting purposes as the result of the fluctuation in United States--Canadian currency exchange rates during that period.

Currency Fluctuations

One market risk that affects our company relates to foreign currency fluctuations between United States and Canadian dollars. To the extent we maintain our accounts in Canadian funds or enter into transactions denominated in Canadian currency, our financial position could be adversely affected by United States--Canadian currency fluctuations. We have not previously engaged in activities to mitigate the effects of foreign currency fluctuations due to the absence of Canadian revenues to date, and we anticipate that the exchange rate between the United States and Canadian dollar will remain fairly stable.

If earnings from our Canadian operations were to increase, our exposure to fluctuations in the United States--Canadian exchange rate would also increase, and we would have to consider utilizing forward exchange rate contracts or engage in other efforts to mitigate these foreign currency risks. We cannot give you any assurance that the use of exchange rate contracts or other mitigation efforts would effectively limit any adverse effects of foreign currency fluctuations on our Company's international operations and our overall results of operations.

Interest Rate Fluctuations

It is our policy to maintain the bulk of our available cash in U.S. dollar--denominated money--market accounts. Our interest income from these short--term investments could be adversely affected by any material changes in interest rates within the United States.

Effect Of Inflation

In our view, at no time over the past three fiscal years has inflation or changing prices had an adverse material impact on our operating results.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financials statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to reserves, impairment of long--lived assets, value of our stock issued to consultants for services and estimates of costs to complete contracts. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates, including those for the above--described items, are reasonable.

Recent Adopted Accounting Standards

See note 1 to our consolidated financial statements included with this report for a description of recently adopted accounting standards impacting our company.

UNCERTAINTIES AND OTHER RISK FACTORS THAT
MAY AFFECT OUR FUTURE RESULTS AND FINANCIAL CONDITION

Our future results of operations or financial condition and your investment in our common shares may be adversely affected by the uncertainties and other risk factors enumerated below as well as those presented elsewhere in this report and in other reports, statements and information we periodically file with the SEC, including our annual report on form 10--KSB for the fiscal year ended December 31, 2003, and should be considered in context with the various disclosures concerning our company presented elsewhere herein and therein.

Uncertainties and Risks Generally Relating To Our Company and Our Business

Our limited operating history will make it difficult for you to predict our future operating results and to otherwise assess or predict the likelihood of our business success.

To date, we are a development stage company principally engaged in research and development, organizational and startup activities. While we have introduced our products commercially to the markets, we have not entered into binding contracts for the sale of those products or generated sales revenues from those products. Our limited operating history will make it difficult, if not impossible, to predict future operating results and to assess the likelihood of our business success in considering an investment in our company. Risks and issues inherent in the establishment and expansion of a new business enterprise which we face include, among others, problems of entering new markets, marketing new technologies, hiring and training personnel, acquiring reliable facilities and equipment, and implementing operational controls. As a development stage company, we are also subject to risks and or levels of risk that are often greater than those encountered by companies with established operations and relationships. Development stage companies often require significant capital from sources other than operations. Since we are a start--up business, our management and employees will shoulder the burdens of the business operations and a workload associated with company growth and capitalization that is disproportionately greater than that for an established business. We cannot give you any assurance that we will successfully address these risks. Our prospects must be considered speculative, which may limit our ability to encourage further investment in our company.

We have accumulated losses since our inception, and currently have no products or services on the market that are generating revenues. Our inability to generate revenues and profits from products we have introduced onto the market could cause us to go out of business and for you to lose your entire investment.

We have incurred a cumulative operating loss in the amount of $4,222,217 from our inception through June 30, 2004. While we have introduced our products commercially to the markets, we have not entered into binding contracts for the sale of those products or generated sales revenues from those products. Our failure to generate meaningful revenues and ultimately profits from these products could force us to reduce or suspend our operations and ultimately go out of business.

We have no revenues to date and have accumulated losses since our inception. Our continued inability to generate revenues and profits could cause us to go out of business.

We have incurred a cumulative operating loss in the amount of $4,222,217 from our inception through June 30, 2004. While we have introduced our products commercially to the markets, we have not entered into binding contracts for the sale of those products or generated sales revenues from those products. Once we commence product sales, we nevertheless project that we will not be cash flow positive based solely on projected sales and service revenues less manufacturing, general and administrative, marketing expenses and other operating costs revenues for an indefinite period of time. We anticipate that we will continue to incur substantial operating losses for the foreseeable future, notwithstanding any anticipated revenues we may receive from product sales, due to the significant costs associated with the development and marketing of our products and services.

Our inability to raise additional working capital would impede our ability to fund our operations and to otherwise execute our business plan, leading to the reduction or suspension of our operations and ultimately our going out of business

We will need to raise cash and additional working capital to cover the continuing shortfall in our cash and working capital until such time as we become cash flow positive based solely on sales and service revenues less operating and other costs. We currently have $993 of cash on hand, and a working capital deficit of $371,960 as of June 30, 2004, and anticipate that we will need to raise at least $1 million to fund our minimum projected operating and project costs over the next twelve months from the date of this report and to commence the implementation of our longer--term business plan and marketing strategies. We currently do not have any binding commitments for, or readily available sources of, additional financing. We will seek to raise additional cash and working capital through the public or private sales of debt or equity securities, the procurement of advances on contracts or licenses, funding from joint--venture or strategic partners, debt financing or short--term loans, or a combination of the foregoing. We will also seek to satisfy indebtedness without any cash outlay through the private issuance of debt or equity securities. We cannot give you any assurance that we will be able to secure any additional cash or working capital we may require to continue our operations.

In our annual report on form 10--KSB for our fiscal year ended December 31, 2003, our independent auditors stated in their report accompanying our financial statements for our fiscal year ended December 31, 2003 contained in that annual report that we had incurred net losses since our inception and had a working capital deficit, and stated that those conditions raised substantial doubt about our ability to continue as a going concern. Note 1 to our financial statements contained in that annual report addressed management's plans to address the working capital deficit. We cannot assure you that our business plans will be successful in addressing these issues. If we cannot successfully continue as a going concern, our shareholders may lose their entire investment in our common shares or preferred shares.

Even if we are able to raise additional financing, we might not be able to obtain it on terms that are not unduly expensive or burdensome to the company or disadvantageous to our existing shareholders.

Even if we are able to raise additional cash or working capital through the public or private sale of debt or equity securities, the procurement of advances on contracts or licenses, funding from joint--venture or strategic partners, debt financing or short--term loans, or the satisfaction of indebtedness without any cash outlay through the private issuance of debt or equity securities, the terms of such transactions may be unduly expense or burdensome to the company or disadvantageous to our existing shareholders. For example, we may be forced to sell or issue our securities at significant discounts to market, or pursuant to onerous terms and conditions, including the issuance of preferred stock with disadvantageous dividend, voting or veto, board membership, conversion, redemption or liquidation provisions; the issuance of convertible debt with disadvantageous interest rates and conversion features; the issuance of warrants with cashless exercise features; the issuance of securities with anti--dilution provisions; and the grant of registration rights with significant penalties for the failure to quickly register. If we raise debt financing, we may be required to secure the financing with all of our business assets, which could be sold or retained by the creditor should we default in our payment obligations. We also might be required to sell or license our products or technologies under disadvantageous circumstances we would not otherwise consider, including granting licenses with low royalty rates and exclusivity provisions.

Our burner products are based upon burner technologies and designs that are generally new, unique and unproven to the markets, and we cannot assure you that the market will accept these products. The failure or reluctance of the market to accept these products would have a negative impact on our business and the value of your investment.

Products using our burner technologies must compete with established conventional steady--state burner technologies and conventional "tubular" pulse combustion technologies which have already achieved market acceptance. The design for our burner technologies is new and unique, and no products based upon our technologies and configurations have been commercially produced or sold to date, either by our company or by any of our competitors. Additionally, although there is a market for pulse combustion burner products using differently configured pulse burner technology designs, these products are not widely accepted by the market, and therefore not particularly useful as a precedent for the introduction of our pulse combustion burner technology. As is typical in the case of any new technology, demand and market acceptance for products based upon new technologies are subject to a high level of uncertainty and risk, including the risk that the marketplace may not accept, or be receptive to, the potential benefits of these new products. The extent and pace of market acceptance of new burner products based upon our burner technologies will ultimately be a function of many variables, including the efficacy, performance and attributes of these new products; the ability to obtain necessary regulatory approvals to commercially market these new products; the effectiveness of marketing and sales efforts, including educating potential customers as to the distinctive characteristics and benefits of these new products; and the ability to meet manufacturing and delivery schedules; and product pricing. Because the market for our burner technologies is new and evolving, it is difficult, if not impossible, to predict the future growth rate, and the size of the potential market.

We will face intense competition from competitors that have greater financial, technical and marketing resources. These competitive forces may impact our projected growth and ability to generate revenues and profits.

The market for burner and gasification products is intensely competitive and characterized by rapidly changing technology, evolving industry standards, and price competition. There are no substantial barriers to entry other than the need for capitalization for large projects, and we expect that competition will be intense and may increase. Many of our existing competitors may have substantially greater financial, product development, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships in the industry than we do. As a result, certain of these competitors may be able to develop and expand their product and service offerings more rapidly, adapt to new or emerging technologies and changes in customer requirements more quickly, take advantage of acquisition and other opportunities more readily, devote greater resources to the marketing and sale of their products and services, or aggressively reduce their sales prices below the our costs. We cannot assure you that we will be able compete successfully with existing competitors or new competitors.

We are dependent for our success on a few key executive officers. Were we to lose one or more of these key executive officers, we would be forced to expend significant time and money in the pursuit of a replacement, which would result in both a delay in the implementation of our business plan and the diversion of working capital.

Our success depends to a critical extent on the continued efforts of services of small senior management and research and development team, including our President and Chief Executive Officer, Mr. R. Dirk Stinson, our Chief Operating Officer, Mr. C. Victor Hall, our Vice President of Engineering and Product Development, Mr. Denver Collins, and our Projects Director, Mr. James V. DeFina. We can give you no assurance that we can find satisfactory replacements for these key executive officers at all, or on terms that are not unduly expensive or burdensome to our company. We do not have employment agreements in place with either Messrs. Stinson or Hall. Although Mr. Collins has signed employment agreements providing for his continued service to the company through October 1, 2006, this agreement will not preclude him from leaving the company. We do not currently carry key man life insurance policies on any of our key executive officers or employees which would assist us in recouping our costs in the event of the loss of those persons.

Our inability to hire qualified personnel at all or to raise capital in a timely manner could impede our ability to generate revenues and profits and to otherwise implement our business plan and growth strategies. This, in turn, would have a negative impact on our business and could adversely affect the value of your investment.

We currently have an extremely small staff comprised of three executive officers and four employees. Although we believe that these officers and employees will be able to handle most of the additional administrative, research and development, sales and marketing, and manufacturing requirements in the shorter--term as we ramp up our sales and operations, we will nevertheless be required over the longer--term to hire highly skilled managerial, engineering, technical, sales and marketing and administrative personnel to fully implement our business plan and growth strategies. We cannot assure you that we will be able to engage the services of such qualified personnel at competitive prices, or at all, particularly given the risks of employment attributable to our limited financial resources and lack of an established track record.

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

We will need to significantly expand our operations to implement our longer--term business plan and growth strategies. We will also be required to manage multiple relationships with various strategic partners, technology licensors, customers, manufacturers and suppliers, advertisers, consultants and other third parties. This expansion and these expanded relationships will require us to significantly improve or replace our existing managerial, operational and financial systems, procedures and controls; to improve the coordination between our various corporate functions; and to manage, train, motivate and maintain a growing employee base. The time and costs to effectuate these steps may place a significant strain on our management personnel, systems and resources, particularly given the limited amount of financial resources and skilled employees that may be available at the time. We cannot assure you that we will institute, in a timely manner or at all, the improvements to our managerial, operational and financial systems, procedures and controls necessary to support our anticipated increased levels of operations and to coordinate our various corporate functions, or that we will be able to properly manage, train, motivate and retain our anticipated increased employee base.

We may have difficulty in attracting and retaining management and outside independent members of our board of directors as a result of their concerns relating to their increased personal exposure to lawsuits and shareholder claims by virtue of holding these positions in a publicly--held company.

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

We intend to rely upon licensees, strategic partners or third party marketing and distribution partners to provide a significant part of our marketing and sales functions. Should these outside parties fail to perform as expected, we will need to develop or procure other marketing and distribution channels, which would cause delays or interruptions in our product supply and result in the loss of significant sales or customers.

We currently have no internal sales, marketing and distribution capabilities, and will rely extensively on third--party licensees, strategic partners or third party marketing and distribution companies to perform a significant part of those functions. As a consequence of that reliance, our ability to effectively market and distribute our products will be dependent in large part on the strength and financial condition of others, the expertise and relationships of those third--parties with customers, and the interest of those parties in selling and marketing our products. Prospective third--party licensees, strategic partners and marketing and distribution parties may also market and distribute the products of other companies. If our relationships with any third--party licensees, strategic partners or marketing and distribution partners were to terminate, we would need to either develop alternative relationships or develop our own internal sales and marketing forces to continue to sell our products. Even if we are able to develop our internal sales, marketing and distribution capabilities, these efforts would require significant cash and other resources that would be diverted from other uses, if available at all, and could cause delays or interruptions in our product supply to customers, which could result in the loss of significant sales or customers. We can give you no assurance that we will be successful in our efforts to engage licensees, strategic partners or third party marketing and distribution companies to meet our sales, marketing and distribution requirements.

We intend to rely upon the third--party manufacturers or suppliers to manufacture our heart monitoring products. Should these manufacturers fail to perform as expected, we will need to develop or procure other manufacturing sources, which would cause delays or interruptions in our product supply and result in the loss of significant sales or customers.

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

Our inability to protect our intellectual property rights could allow competitors to use our property rights and technologies in competition against our company, which would impede our ability to introduce products to market and to otherwise grow our revenues and generate profits.

We rely on a combination of patent, patent pending, copyright, trademark and trade secret laws, proprietary rights agreements and non--disclosure agreements, and to protect our intellectual properties. We cannot give you any assurance that these measures will prove to be effective in protecting our intellectual properties.

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

We also rely on proprietary designs, technologies, processes and know--how not eligible for patent protection. We cannot give you any assurance that our competitors will not independently develop the same or superior designs, technologies, processes and know--how.

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

As long as the trading price of our common shares is below $5 per share, the open--market trading of our common shares will be subject to the "penny stock" rules. The "penny stock" rules impose additional sales practice requirements on broker--dealers who sell securities to persons other than established customers and accredited investors, generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse. For transactions covered by these rules, the broker--dealer must make a special suitability determination for the purchase of securities and have received the purchaser's written consent to the transaction before the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the broker--dealer must deliver, before the transaction, a disclosure schedule prescribed by the SEC relating to the penny stock market. The broker--dealer also must disclose the commissions payable to both the broker--dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks. These additional burdens imposed on broker--dealers may restrict the ability or decrease the willingness of broker--dealers to sell the common shares, and may result in decreased liquidity for our common shares and increased transaction costs for sales and purchases of our common shares as compared to other securities.

Our common shares are sporadically or "thinly" traded, so you may be unable to sell at or near ask prices or at all if you need to sell your shares to raise money or otherwise desire to liquidate your shares

Our common shares have historically been sporadically or "thinly" traded on the OTCBB, meaning that the number of persons interested in purchasing our common shares at or near ask prices at any given time may be relatively small or non--existent. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk--averse and would be reluctant to follow an unproven development stage company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non--existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common shares will develop or be sustained, or that current trading levels will be sustained. Due to these conditions, we can give you no assurance that you will be able to sell your shares at or near ask prices or at all if you need money or otherwise desire to liquidate your shares.

The market price for our common shares is particularly volatile given our status as a relatively unknown development stage company with a small and thinly--traded public float, limited operating history and lack of revenues or profits to date for our newly introduced products, which could lead to wide fluctuations in our share price. The price at which you purchase our common shares may not be indicative of the price that will prevail in the trading market. You may be unable to sell your common shares at or above your purchase price, which may result in substantial losses to you. The volatility in our common share price may also subject us to securities litigation.

The market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. The volatility in our share price is attributable to a number of factors. First, we have relatively few common shares outstanding in the "public float" since most of our shares are held by a small number of shareholders. In addition, as noted above, our common shares are sporadically or thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price. Secondly, we are a speculative or "risky" investment due to our limited operating history and lack of revenues or profits to date, and uncertainty of future market acceptance for our products. As a consequence of this enhanced risk, more risk--adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer. Additionally, in the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management's attention and resources.

The following factors may add to the volatility in the price of our common shares: actual or anticipated variations in our quarterly or annual operating results; acceptance of our products and services as viable security and technology solutions; government regulations, announcements of significant acquisitions, strategic partnerships or joint ventures; our capital commitments; and additions or departures of our key personnel. Many of these factors are beyond our control and may decrease the market price of our common shares, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common shares will be at any time, including as to whether our common shares will sustain their current market prices, or as to what effect that the sale of shares or the availability of common shares for sale at any time will have on the prevailing market price.

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

Since our officers and directors currently beneficially owns the majority of our outstanding common shares, they will retain the ability to control our management and the outcome of corporate actions requiring shareholder approval notwithstanding the overall opposition of our other shareholders. This concentration of ownership could discourage or prevent a potential takeover of our company that might otherwise result in you receiving a premium over the market price for your common shares.

Currently, our officers and directors beneficially own or control approximately 69% of our outstanding common shares. As a consequence of their controlling stock ownership position, our officers and directors will retain the ability to elect a majority of our board of directors, and thereby control our management. Our officers and directors also have the ability to control the outcome of corporate actions requiring shareholder approval, including mergers and other changes of corporate control, going private transactions, and other extraordinary transactions.

Our issuance of additional common shares or preferred shares, or options or warrants to purchase those shares, would dilute your proportionate ownership and voting rights. Our issuance of additional preferred shares, or options or warrants to purchase those shares, could negatively impact the value of your investment in our common shares as the result of preferential voting rights or veto powers, dividend rights, disproportionate rights to appoint directors to our board, conversion rights, redemption rights and liquidation provisions granted to the preferred shareholders, including the grant of rights that could discourage or prevent the distribution of dividends to you, or prevent the sale of our assets or a potential takeover of our company that might otherwise result in you receiving a distribution or a premium over the market price for your common shares.

We are entitled under our certificate of incorporation to issue up to 25,000,000 common shares and 2,000,000 "blank check" preferred shares. After taking into consideration our outstanding common and preferred shares as of July 28, 2004, we will be entitled to issue up to 16,923,341 additional common shares and 1,757,332 additional preferred shares. Our board may generally issue those common and preferred shares, or options or warrants to purchase those shares, without further approval by our shareholders based upon such factors as our board of directors may deem relevant at that time. Any preferred shares we may issues shall have such rights, preferences, privileges and restrictions as may be designated from time--to--time by our board, including preferential dividend rights, voting rights, conversion rights, redemption rights and liquidation provisions. It is likely that we will be required to issue a large amount of additional securities to raise capital to further our development and marketing plans. It is also likely that we will be required to issue a large amount of additional securities to directors, officers, employees and consultants as compensatory grants in connection with their services, both in the form of stand--alone grants or under our various stock plans. We cannot give you any assurance that we will not issue additional common or preferred shares, or options or warrants to purchase those shares, under circumstances we may deem appropriate at the time.

Our certificate of incorporation and bylaws contain provisions that make it more difficult for our shareholders to replace a majority of directors and obtain control of our board of directors.

Our certificate of incorporation and bylaws (1) reserve the right to fill any vacancies in any Non--Series A Director positions exclusively to our board of directors; (2) stipulate that our Non--Series 'A' Directors can only be removed for cause; (3) require any action to be taken by our common and series 'B' preferred shareholders to be effected at a duly called annual or special meeting of those shareholders, (4) prohibit those shareholders from effecting any action by written consent unless approved by a two--thirds affirmative vote of their shares; (5) reserve the right to call special meetings of our common and series 'B' preferred shareholders exclusively to our board of directors and designated executive officers; and (6) require any amendments to the preceding provisions to be approved by a two--thirds affirmative vote of our shareholders. These provisions generally make it more difficult for our shareholders to replace a majority of our directors and obtain control of our board of directors.

We are subject to the provisions of the Delaware Business Combination Act, which could discourage or prevent a potential takeover of our company that might otherwise result in you receiving a premium over the market price for your common shares.

As a Delaware corporation, we are subject to the Delaware Business Combination Act which precludes a shareholder who owns 15% or more of our shares from entering into a "business combination" involving our company for a period of three years, unless (1) our board of directors approves the combination before the shareholder acquires the 15% interest; (2) the interested shareholder acquires at least 85% of our shares as part of the transaction in which he acquired the initial 15%, excluding shares owned by our officers who are also directors and voting stock held by employee benefit plans; or (3) the combination is approved by our board of directors by a majority vote and two--thirds of our other shareholders at a duly called shareholders' meeting. A "business combination" is defined as (1) a merger or consolidation requiring shareholder approval, (2) the sale, lease, pledge, or other disposition of our assets, including by dissolution, having at least 50% of the entire asset value of our company, or (3) a proposed tender or exchange offer of 50% or more of our voting stock.

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

LEGAL PROCEEDINGS

As of the date of this report, there are no material pending legal or governmental proceedings relating to our company or properties to which we are a party, nor were any such legal or governmental proceedings which would have been material settled during the three--month interim period ended June 30, 2004.

CHANGES IN SECURITIES AND USE OF PROCEEDS

Modification Of Instruments Defining Rights Of Holders Of Class of Registered Securities

There was no material modification of any instruments defining the rights of holders of any class of our registered securities during the three--month interim period ended June 30, 2004.

Limitation Or Qualification Of Rights Of Class of Registered Securities By Issuance Or Modification Of Any Other Class Of Securities

There was no limitation or qualification of rights of any class of our registered securities as the result of the issuance or modification of any other class of our securities during the three--month interim period ended June 30, 2004.

Recent Sales of Unregistered Equity Securities

We did not sell any securities not registered under the Securities Act of 1933 during the three--month interim period ended June 30, 2004.

Use Of Proceeds Of Registered Offerings

Not Applicable

Repurchases Of Equity Securities

We did not repurchase any equity securities during the three--month interim period ended June 30, 2004.

DEFAULTS UPON SENIOR SECURITIES

No defaults upon senior securities occurred during the three--month interim period ended June 30, 2004.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote by the holders of our securities during the three--month interim period ended June 30, 2004.

DISCLOSURE CONTROLS AND PROCEDURES

Within the ninety days prior to the filing date of this quarterly report, our President and Chief Financial Officer, in consultation with our other members of management and advisors as appropriate, carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a--14 promulgated under the United States Securities Exchange Act of 1934. Based upon that evaluation, our President and Chief Financial Officer concluded that, as of the date of the evaluation, our disclosure controls and procedures are effective in making known to them on a timely basis material information relating to our company (including consolidated subsidiaries) required to be included in this quarterly report. There were no significant changes in our internal controls or in other factors that could significantly affect these controls, known to our President or Chief Financial Officer, subsequent to the date of the evaluation, including any significant deficiencies or material weaknesses that would require corrective action.

OTHER INFORMATION

Voluntary Reports

None

Material Changes To Director Nominee Procedures

There have been no material changes to the procedures by which our shareholders may recommend nominees to our board of directors since our last disclosure of those procedures pursuant to SEC rules.

EXHIBITS AND REPORTS ON FORM 8--K

Exhibits

31.1    Certification of principal executive officer pursuant to Section 302 of the Sarbanes--Oxley Act *

31.2    Certification of principal financial officer pursuant to Section 302 of the Sarbanes--Oxley Act *

32.1    Certification of chief executive officer pursuant to Section 906 of the Sarbanes--Oxley Act *

32.2    Certification of chief financial officer pursuant to Section 906 of the Sarbanes--Oxley Act *

         * Filed herewith

Reports on Form 8--K

During the three--month interim period ended June 30, 2004, we did not file any reports on form 8--K.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated at Vancouver, British Columbia, Canada, this 5th day of August, 2004.
CLEAN ENERGY COMBUSTION SYSTEMS, INC.
By:	/s/ R. Dirk Stinson
R. Dirk Stinson Chief Executive Officer and President (principal executive officer)
By:	/s/ Barry A. Sheahan
Barry A. Sheahan Chief Financial Officer (principal accounting and financial officer)