Form 10QSB
period 2004-09-30
CLEAN ENERGY COMBUSTION SYSTEMS INC
filed 2004-11-15
CIK 1096013

United States

Securities And Exchange Commission

Washington, D.C. 20549

_________________

FORM 10-QSB

_________________

(Mark One)
Quarterly Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For The Quarterly Period Ended September 30, 2004
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
(Issuer's Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes No

State the number of shares outstanding of each of the issue's classes of common equity, as of the latest practicable date: 8,076,684 shares of common stock, par value $0.0001 per share, as of July 28, 2004.

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

We prepare our interim consolidated financial statements in accordance with United States generally accepted accounting principles. Our consolidated financial condition and results of operations for the nine-month interim period ended September 30, 2004 are not necessarily indicative of our prospective consolidated financial condition and results of operations for the full fiscal year ended December 31, 2004. The interim consolidated financial statements presented in this report as well as other information relating to our company contained in this report should be read in conjunction with the annual consolidated financial statements and more detailed background information relating to our company and our business contained in our annual report on form 10-KSB for our fiscal year ended December 31, 2003, together with any reports, statements and information filed with the SEC relating to periods or events occurring after December 31, 2003.

On April 28, 2004, we effected a one-for-three consolidation of our outstanding common shares, whereby each common share outstanding would be consolidated into one-third of one common share, with fractional shares rounded up. Whenever we make any reference in this report to the grant or issuance of common shares or options or warrants to purchase common shares, such reference shall, for comparison purposes, be made in reference to post-consolidation numbers and, in the case of options and warrants, post-consolidation exercise prices, unless we state otherwise or except as provided in the Consolidated Statements Of Capital Deficiency included in the interim consolidated financial statements contained in this report.

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

-ii-

CLEAN ENERGY COMBUSTION SYSTEMS, INC.
(a development stage enterprise)
(expressed in U.S. dollars)
CONSOLIDATED BALANCE SHEETS

	Sept. 30, 2004	Dec. 31, 2003

ASSETS	(unaudited)
CURRENT
Cash and cash equivalents	$ 1,204	$ 160
Prepaid expenses	26,978	2,825

Total current assets	28,182	2,985
ADVANCES TO AN AFFILIATED COMPANY (note 6)	265,997	313,088
PROPERTY & EQUIPMENT (note 3)	10,237	-
ASSETS UNDER CAPITAL LEASE (note 4)	30,709	-
PATENTS & INTELLECTUAL PROPERTY (note 2)	1,078,748	30,128
TOTAL ASSETS	$ 1,413,873	$ 346,201

LIABILITIES
CURRENT
Bank overdraft	$ 3,110	$ -
Accounts payable & accrued expenses	406,644	412,149
Current portion of long term debt (note 11)	9,254	-
Advances from related parties (note 7)	195,527	70,734

Total current liabilities	614,535	482,883
LONG TERM
Capital Leases payable (note 11)	18,497
PROVISIONS AND LIABILITIES RELATED TO TRANSFER OF OWNERSHIP OF SUBSIDIARY (note 6)	304,310	351,401

TOTAL LIABILITIES AND PROVISIONS	937,342	834,284

Going concern (note 1)
Commitments and contingencies (note 11)
CAPITAL DEFICIENCY
Authorized capital:
Preferred stock; par value $0.0001 per share, 2,000,000 shares
Common stock; par value $0.0001 per share, 25,000,000 shares
Issued capital:
Series 'A' convertible preferred stock; Liquidation preference $1 per share, or $1,000 total; 1,000 shares issued and outstanding as of September 30, 2004 and December 31, 2003, respectively	1	1
Series 'B' convertible preferred stock; Liquidation preference $2 per share, or $483,336 total; 241,668 shares issued and outstanding as of September 30, 2004 and December 31, 2003, respectively	242	242
Common stock; 8,076,684 and 4,857,317 shares issued and outstanding as of September 30, 2004 and December 31, 2003, respectively	2,423	1,457
Additional paid-in capital	4,887,683	3,309,823
Accumulated other comprehensive income	57,245	57,245
Deficiency accumulated during the development stage	(4,471,063)	(3,856,851)

TOTAL CAPITAL DEFICIENCY	476,531	(488,083)

TOTAL LIABILITIES AND CAPITAL DEFICIENCY	$ 1,413,873	$ 346,201

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets

CLEAN ENERGY COMBUSTION SYSTEMS, INC.
(a development stage enterprise)
  (expressed in U.S. dollars)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,		Jan. 1, 1999 to Sept. 30, 2004
	2004	2003	2004	2003	(Cumulative)

	(ß ---------------------------------------unaudited-------------------------------------------à )
ADMINISTRATION AND MARKETING EXPENSES
Accounting	$ -	$ 1,035	$ 9,168	$ 17,180	$ 108,540
Administrative wages, benefits and contract fees	86,662	26,400	167,875	82,647	862,405
Amortization	2,577	-	2,577	-	47,604
Communications, including telephone and website maintenance	3,199	4,866	8,553	8,670	54,688
Foreign exchange (gain) loss	1,330	3,413	2,529	3,342	(21,256)
Interest	1,534	250	1,764	2,068	93,822
Legal and patent maintenance	17,250	10,132	51,139	27,045	510,623
Marketing	37,766	10,551	79,265	49,393	478,705
Occupancy	8,760	2,605	15,375	7,930	125,364
Office and miscellaneous	8,398	431	17,126	1,859	125,516
Write-down of patents	-	-	12,061	9,199	21,260
Professional fees	-	-	-	-	15,972
Transfer agent fees	1,045	255	4,825	3,210	43,531

Total administration and marketing	168,521	59,938	372,257	212,543	2,466,774

RESEARCH AND DEVELOPMENT EXPENSES (note 5)
Wages and other direct costs	59,995	41,361	184,185	157,809	1,553,987
Overhead	20,330	8,568	57,770	34,770	450,302

Total research and development	80,325	49,929	241,955	192,579	2,004,289

TOTAL EXPENSES AND NET LOSS FOR THE PERIOD	$ (248,846)	$ (109,867)	$ (614,212)	$ (405,122)	$ (4,471,063)

BASIC AND DILUTED NET LOSS PER SHARE OF COMMON STOCK (note 2)	$ (0.03)	$ (0.03)	$ (0.08)	$ (0.10)

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING	8,076,684	4,341,336	7,242,468	3,984,702

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

	(Nine-Month Period Ended September 30, 2004-unaudited)
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

(continued)

CLEAN ENERGY COMBUSTION SYSTEMS, INC.
(a development stage enterprise)
(expressed in U.S. dollars)
CONSOLIDATED STATEMENTS OF CAPITAL DEFICIENCY

	Series 'A' Preferred Stock		Series 'B' Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Deficiency Accumulated During The Development Stage
	Shares	Amount	Shares	Amount	Shares	Amount			Period	Cumulative

	(Nine-Month Period Ended September 30, 2004-unaudited)
Foreign currency translation adjustment	-	$ -	-	$ -	-	$ -	$ -	$ 57,245	$ -	$ 57,245
Conversion of loans and other debt to common stock	-	-	-	-	3,164,682	316	356,485	-	-	356,801
Reduction of provision for liability related to transfer of subsidiary (note 6)	-	-	-	-	-	-	116,776	-	-	116,776
Net loss for the year ended December 31, 2003	-	-	-	-	-	-	-	-	(602,703)	(602,703)

Balance, December 31, 2003	1,000	1	241,668	242	14,571,951	1,457	3,309,823	57,245	(3,856,851)	(488,083)
Purchase of intellectual property for stock	-	-	-	-	7,576,300	758	1,059,924	-	-	1,060,682
Conversion of loans and other debt to common stock	-	-	-	-	2,080,660	208	470,845	-	-	471,053
1-for-3 consolidation effected April 8, 2004	-	-	-	-	(16,152,227)	-	-	-	-	-
Provision for liability related to transfer of subsidiary (note 6)	-	-	-	-	-	-	47,091	-	-	47,091
Net loss for the nine-month period ended September 30, 2004	-	-	-	-	-	-	-	-	(614,212)	(614,212)

Balance, September 30, 2004	1,000	$ 1	241,668	$ 242	8,076,684	$ 2,423	$ 4,887,683	$ 57,245	$ (4,471,063)	$ 476,531

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements of capital deficiency.

CLEAN ENERGY COMBUSTION SYSTEMS, INC.
(a development stage enterprise)
(expressed in U.S. dollars)
CONSOLIDATED STATEMENTS OF CASH FLOW

	Three-Months Ended September 30,		Nine-Months Ended September 30,		Jan. 1, 1999 to Sept. 30, 2004
	2004	2003	2004	2003	(Cumulative)

	(ß ---------------------------------------unaudited-------------------------------------------à )
OPERATING ACTIVITIES
Total expenses and net loss	$ (248,846)	$ (109,867)	$ (614,212)	$ (405,122)	$ (4,471,063)
Adjustments to reconcile total expenses and net loss to net cash utilized in operating activities:
Amortization	2,577	-	2,577	-	47,604
Non-cash consulting expense	-	-	-	-	51,101
Write-down of patents	-	-	12,061	9,199	21,260
Change in operating assets and liabilities:
Accounts receivable and prepaid expenses	(19,772)	-	(24,153)	48	(45,297)
Accounts payable and accrued liabilities	64,591	(118,989)	241,648	(70,819)	1,625,800

Net cash used in operating activities	(201,450)	(228,857)	(382,079)	(466,694)	(2,770,595)

INVESTING ACTIVITIES
Additions to patents	-	-	-	-	(39,327)
Purchase of equipment	-	-	(11,067)	-	(103,858)
Purchase of equipment under capital lease	-	-	(32,456)	-	(32,456)

Net cash provided by (used in) investing activities	-	-	(43,523)	-	(175,641)

FINANCING ACTIVITIES
Repayment of advances from (advances to) an affiliated company	35,879	(644)	232,561	130,263	388,556
Advances from (to) shareholders (note 7)	-	-	-	-	291,816
Advances from (to) related parties	169,784	229,288	166,332	336,730	763,977
Net proceeds from disposal of subsidiary	-	-	-	-	(2,051)
Net proceeds from capital leases	-	-	32,456	-	32,456
Repayment of capital leases	(4,002)	-	(4,703)	-	(4,703)
Proceeds from issue of common stock	-	-	-	-	976,887
Proceeds from issue of series 'A' convertible preferred stock	-	-	-	-	500
Proceeds from issue of series 'B' convertible preferred stock	-	-	-	-	500,002

Net cash provided by financing activities	201,661	228,644	426,646	466,943	2,947,440

NET DECREASE IN CASH AND CASH EQUIVALENTS	211	(213)	1,044	299	1,204
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	993	512	160	-	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 1,204	$ 299	$ 1,204	$ 299	$ 1,204

(continued)

CLEAN ENERGY COMBUSTION SYSTEMS, INC.
(a development stage enterprise)
(expressed in U.S. dollars)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL SCHEDULE OF INTEREST AND INCOME TAXES PAID

Interest paid for the nine month period ended September 30, 2004 and for the years ended December 31, 2003 and 2002 and the cumulative period ended December 31, 2003 was $1,764, $2,068, $46,134 and $92,058, respectively, and income taxes paid for each of the same period and for the years ended December 31, 2003 and 2002 and the cumulative period ended December 31, 2003 was $0.

NON-CASH INVESTING AND FINANCING ACTIVITIES

During the nine month period ended September 30, 2004, amounts totaling $471,053 outstanding with respect to wages, loans, interest thereon and other payables were converted into 2,080,660 common shares (693,553 post-consolidation shares). Also in the current year provisions and liabilities related to transfer of ownership of subsidiary were decreased by $47,091 with a corresponding increase in paid-in capital. As well, the company purchased intellectual property for 7,576,300 common shares (2,525,433 post-consolidation shares) with an agreed value of $0.42 per post-consolidation share for total non-cash proceeds of $1,060,682.

During the year ended December 31, 2003, amounts totaling $356,801 outstanding with respect to wages, loans, interest thereon and other payables owed to officers, directors, employees, shareholders and other creditors were converted into 3,164,682 common shares (1,054,894 post-consolidation shares). Also during 2003, advances to an affiliated company increased by $57,245 in connection with a foreign exchange adjustment. Provisions and liabilities related to transfer of ownership of subsidiary were reduced by $116,777 during 2003 with a corresponding increase in additional paid-in capital.

During the year ended December 31, 2002, (1) amounts totaling $823,708 outstanding with respect to wages, loans, interest thereon and other payables owed to officers, directors, employees, shareholders and other creditors were converted into 1,267,242 common shares (422,414 post-consolidation shares), and (2) 8,333 series 'B' preferred shares were converted into 8,333 common shares (2,778 post-consolidation shares). Provisions and liabilities related to transfer of ownership of subsidiary were reduced by $191,226 during 2002 with a corresponding increase in additional paid-in capital.

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

  Since we have not generated operating revenues to date, we should be considered a development stage enterprise. As of September 30, 2004, we have incurred losses from inception totalling $ 4,471,063, have a working capital deficiency of $ 586,353, and do not currently have the financial resources to complete our business plan. Our ability to continue as a going concern will be dependent upon our ability to attain future profitable operations and to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. These factors, among others, indicate that we may be unable to continue as a going concern for a reasonable period of time. We currently do not have any binding commitments for, or readily available sources of, additional financing. We will seek to raise additional cash and working capital through the public or private sales of debt or equity securities, the procurement of advances on contracts or licenses, funding from joint-venture or strategic partners, debt financing or short-term loans, or a combination of the foregoing. We will also seek to satisfy indebtedness without any cash outlay through the private issuance of debt or equity securities. We cannot give you any assurance that we will be able to secure any additional cash or working capital we may require to continue our operations. In the event that we are unable to generate sufficient capital to meet our current operating expenses, we will be required to reevaluate our planned expenditures and allocate our total resources in such manner as our board of directors and management deem to be in our best interest. This may result in a substantial reduction of the scope of our existing and planned operations. Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or the amount and classifications of liabilities that might be necessary, should we be unable to continue as a going concern.

  Significant Accounting Policies

  Basis of Presentation

  We prepared these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America.

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

  Cash and Cash Equivalents

  Cash and cash equivalents consist of cash on hand, funds on deposit and short-term investments with an original maturity of ninety days or less. Clean Energy holds no cash equivalents at the date of these financial statements.

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

  Property and Equipment

  We have historically stated property and equipment at cost, with amortization recorded on a straight-line basis over the estimated service life of the asset, assuming no residual value. Amortization is calculated on computer equipment at 30% per annum and on office equipment, furniture and furnishings at 20%.

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

  In September 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires that the liability for a cost associated with an exit or disposal activity be recognized at its fair value when the liability is incurred. Under previous guidance, a liability for certain exit costs was recognized at the date that management committed to an exit plan, which was generally before the actual liability has been incurred. SFAS No. 146 will be effective for exit or disposal activities initiated after December 31, 2002. Our adoption of SFAS No. 146 did not have a significant impact on our consolidated financial position or results of operations.

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

  CLEAN ENERGY COMBUSTION SYSTEMS, INC.
  (a development stage enterprise)
  (expressed in U.S. dollars)
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Property & Equipment

  Summarized below are the capitalized costs for property and equipment as of September 30, 2004. Amortization has been calculated for the period at 30% per annum.

	September 30, 2004			December 31, 2003
	Cost	Accumulated Amortization	Net Book Value	Net Book Value

Computer hardware	$ 11,067	$ 830	$ 10,237	$ -

	$ 11,067	$ 830	$ 10,237	$ -

  Assets under Capital Lease

  Summarized below are the capitalized costs for assets which have been acquired under capital lease contracts as of September 30, 2004. Amortization has been calculated for the current period at 20% per annum for communications and office equipment and 30% per annum for computer hardware.

	September 30, 2004			December 31, 2003
	Cost	Accumulated Amortization	Net Book Value	Net Book Value

Communication equipment	$ 10,400	$ 520	$ 9,880	$ -
Computer hardware	4,978	373	4,605	-
Office equipment	17,078	854	16,224	-

	$ 32,456	$ 1,747	$ 30,709	$ -

  Research & Development Activities

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

  CLEAN ENERGY COMBUSTION SYSTEMS, INC.
  (a development stage enterprise)
  (expressed in U.S. dollars)
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	September 30, 2004	December 31, 2003

Valuation allowance related to advances to an affiliated company	$ 265,997	$ 313,088
Liabilities related to transfer of ownership	38,313	38,313

	$ 304,310	$ 351,401

  As at December 31, 2002, we had advanced $427,543 (CDN $667,872) to Clean Energy Technologies, which obligation has since been assumed by Clean Energy Research with the concomitant release of Clean Energy Technologies effective as of January 1, 2003. As at September 30, 2004, the advances had been reduced by net payments in the amount of $161,546 (CDN $446,057) by Clean Energy Research, decreasing its total obligation for advances to Clean Energy to $265,997 (CDN $388,812), after taking into consideration the advances assumed from Clean Energy Technologies. These advances are non-interest bearing, are repayable in Canadian dollars and have no specific terms of repayment.

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

  Advances from Related Parties

  Summarized below are our advances and borrowing from related parties as of September 30, 2004 and December 31, 2003:

	September 30, 2004	December 31, 2003

Advances from officers, directors & principal shareholders	$ 58,251	$ 67,108
Advances from minority shareholders	137,276	3,626

Total	$ 195,527	$ 70,734

  In addition to the above, the following amounts were payable to related parties and are included in accounts payable and/or accrued expenses as at September 30, 2004:

		September 30, 2004	December 31, 2003

Colin V. Hall, our VP Operations and a director	Cash expenses	$ 16,865	$ -
McSheahan Enterprises Ltd., a company controlled by Barry A. Sheahan, our CFO and a director	Contract fees owed	$ 11,303	$ 32,303
R. Dirk Stinson, our President, CEO and a director	Cash expenses	$ 1,595	$ 3,053
R. Dirk Stinson, our President, CEO and a director	Accrued wages	$ 18,333	$ -
Denver Collins, our VP Engineering and a director	Accrued wages	$ 93,000	$ 24,000
DuMoulin & Boskovich, a law firm in which one of the partners is Clive Boulton, a director	Legal fees	$ 3,704	$ 3,627
HMJ Corporation, a company controlled by Dr. W. Jackson, a former director	Consulting fees (under dispute)	$ 66,116	$ 66,116

CLEAN ENERGY COMBUSTION SYSTEMS, INC.
(a development stage enterprise)
(expressed in U.S. dollars)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Employee and Director Stock Options

  During the nine-month interim period ended September 30, 2004, we granted to McSheahan Enterprises 1,000 options to purchase our common shares at the price of $6.00 per share (3,000 options at $2 per share pre-consolidation) pursuant to the terms of a management services agreement.

  Related Party Transactions

Since January 1, 2004, we have entered into the following related party transactions:

  Effective March 8, 2004, we issued 1,657,198 common shares (552,399 post-consolidation shares) at a conversion price of $0.25 per share ($0.75 per share post-consolidation) to a group of nine directors, officers and shareholders in settlement of a total of $414,300 in short-term advances, wages, fees and other payables due to those persons. Included in that transaction were (1) 614,391 common shares (204,797 post-consolidation shares) issued to Ravenscraig Properties, Ltd., a corporation owned and controlled by Mr. R. Dirk Stinson, our President, Chief Executive Officer and a director, in satisfaction of $153,598 in loans and liabilities assumed; (2) 263,988 common shares (87,996 post-consolidation shares) issued to McSheahan Enterprises, Ltd., a personal service corporation owned and controlled by Mr. Barry A. Sheahan, our Chief Financial Officer and a director, with respect to loans and unpaid management fees in the amount of $65,997, (3) 289,268 common shares (96,423 post-consolidation shares) issued to Clean Energy Research, Inc., a research and development corporation owned and controlled by Mr. Barry A. Sheahan, our Chief Financial Officer and a director, with respect to unpaid fees in the amount of $72,317 under our research and development contract with that company; (4) 316,292 common shares (105,431 post-consolidation shares) issued to Mr. James V. DeFina, our projects director, in satisfaction of $79,073 in unpaid wages; (5) 53,258 common shares (17,753 post-consolidation shares) issued to JPT 2 Holdings, Ltd., a personal service corporation owned and controlled by Mr. John P. Thuot, a director, in satisfaction of $13,314 in unpaid management fees relating to when Mr. Thuot was an officer of our company; and (6) 120,000 common shares (40,000 post-consolidation shares) issued to Mr. Denver Collins, our Vice President of Engineering and Product Development and a director, in satisfaction of $30,000 in unpaid wages.

  Also effective March 8, 2004, we issued 423,462 common shares (141,154 post-consolidation shares) at an average conversion price of $0.13 per share ($0.39 per share post-consolidation) to a group of seven shareholders in settlement of a total of $56,754 in short-term cash advances due to those persons.

  We currently employ Mr. Denver Collins, our Vice-President of Engineering & Product Development and a director at a salary of $96,000 annually under an employment contract. Our three other senior management personnel (Mr. R. Dirk Stinson, our President and Chief Executive Officer, Mr. C. Victor Hall, our Chief Operating Officer; and Mr. Barry A. Sheahan, our Chief Financial Officer, each of which is also a director of our company) on an at-will basis. Messrs. Stinson and Hall are compensated at the rate of $3,000 per month, and the services of Mr. Sheahan is provided at the rate of CDN $4,000 per month through his personal services corporation, McSheahan Enterprises Ltd.

  In addition to the above monthly compensation, we paid Mr. R. Dirk Stinson, our President and Chief Executive Officer a bonus of $50,000 during the current three month period ended September 30, 2004.

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

  It is management's opinion that Clean Energy is not exposed to significant interest, currency or credit risks arising from these financial instruments. We have not previously engaged in activities to mitigate the effects of foreign currency fluctuations due to the absence of Canadian revenues to date, and we anticipate that the exchange rate between the United States and Canadian dollar will continue its relative stable pattern

  Other Commitments and Contingencies

  Clean Energy is subject to the following commitments and contingencies not otherwise discussed in these consolidated financial statements:

  Effective April 1, 2001 Clean Energy entered into a management services agreement with McSheahan Enterprises, a personal service corporation owned and controlled by Mr. Barry A. Sheahan, our Chief Financial Officer and a director, pursuant to which Mr. Sheahan provided management services as Chief Financial Officer of Clean Energy. The agreement had a one-year initial term, renews automatically for successive one-year terms, and replaces a prior employment agreement with Mr. Sheahan. Under the initial agreement, Clean Energy agreed to pay McSheahan Enterprises CDN $8,000 per month for the provision of Mr. Sheahan's management services, and to grant Mr. Sheahan common share purchase options entitling him to purchase 333 common shares at an exercise price of $0.67 per share (1,000 options at $2 per share pre-consolidation) for each month of service. These options expire five years subsequent to their date of grant. The agreement was renewed on April 1, 2002, with the payment increased to CDN $8,400 per month. The agreement was subsequently renewed on April 1, 2003, with the payment increased to CDN $8,800 per month. The total amount of fees incurred under this agreement during the three-month interim period ended March 31, 2004 and the nine-month interim period ended September 30, 2004 was $19,800 (CDN $26,400). The contract was not renewed as of April 1, 2004. Accordingly the total amount of fees incurred under this agreement during the three month interim period ended September 30, 2004 was Nil.

  Effective January 1, 2003, we entered into a research and development contract with McSheahan Enterprises. That agreement was subsequently assigned by McSheahan Enterprises to Clean Energy Research, a research and development corporation owned and controlled by Mr. Barry A. Sheahan, our Chief Financial Officer and a director, with an effective date of January 1, 2003. Under that agreement, Clean Energy Research agreed to provide pre-approved budgeted pulse combustion research and development services to Clean Energy USA, and to invoice the latter company for its budgeted costs, related overhead and a 10% mark-up. The purpose of entering into a research and development arrangement with Clean Energy Research on the noted arms-length basis was to continue to preserve our ability to indirectly benefit from certain grants and tax-incentive programs offered in both the United States and Canada, which we could not otherwise directly utilize by reason of our becoming a public company whose stock was publicly traded. As a consequence of Clean Energy's removal from it's Burnaby premises, the Research & Development agreement with Clean Energy Research was amended effective May 1, 2004 to allow for the charge-through of actual overhead costs such as premises and other specific overheads, instead of the former 20% of base costs previously allowed under the contract. The total amount of research fees incurred under this agreement during the nine-month interim period ended September 30, 2004 was $164,641.

  Effective October 1, 2003, we entered into an employment agreement with Mr. Denver Collins, to provide services to the company as its Vice-President of Engineering & Product Development. Mr. Collins is employed under the agreement for an initial three-year initial term. After the initial term, the agreement renews automatically for successive one-year terms, unless either Mr. Collins or Clean Energy elects by a written, five-month notice not to renew or the agreement is terminated earlier in accordance with it's terms. Under the terms of the agreement Mr. Collins will be entitled to an annual salary of $96,000 plus out-of-pocket expenses for travel and the maintenance of a home office. This agreement replaced a prior consulting agreement with Mr. Collins. Under the employment agreement, we incurred wages of $72,000 during the nine-month interim period ended September 30, 2004.

  CLEAN ENERGY COMBUSTION SYSTEMS, INC.
  (a development stage enterprise)
  (expressed in U.S. dollars)
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  We currently employ our three other senior management personnel (Mr. R. Dirk Stinson, our President and Chief Executive Officer, Mr. C. Victor Hall, our Chief Operating Officer; and Mr. Barry A. Sheahan, our Chief Financial Officer) on an at-will basis. Messrs. Stinson and Hall are compensated at the rate of $3,000 per month, and the services of Mr. Sheahan is provided at the rate of CDN $4,000 per month through his personal services corporation, McSheahan Enterprises Ltd. Our board of directors has authorized the creation of a compensation committee to review compensation issues for senior management including employment agreements.

  Effective September 1, 2004, we entered into a three year premises lease to be for office space located in downtown Vancouver. These premises will serve as the company's corporate head office, as well as our sales and marketing office. The base rent for these premises is fixed at approximately $3,500 (CDN $5,000) monthly for the three year period of the lease. We will continue to rent our Burnaby premises through Clean Energy Research, which contain our engineering and design facilities, at a cost of approximately $3,000 (CDN $4,000) monthly.

  Effective September 1, 2004, we entered into three, separate equipment lease contracts related to the acquisition of equipment for the corporate head office. These lease contracts require the following monthly payments:

Computer hardware	36 payments of $166.63 (CDN $232.95)
Telephone system	39 payments of $245.23 (CDN $338.76)
Copier and printer	66 payments of $356.78 (CDN $492.65)

  The obligations are secured by the related equipment and are as follows:

	Total lease commitment	Current portion	Long term portion
Computer hardware	$ 4,635	$ 2,000	$ 2,635
Telephone system	$ 6,970	$ 2,973	$ 3,997
Copier & printer	$ 16,146	$ 4,281	$ 11,865
	$ 27,751	$ 9,254	$ 18,497

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

Going Concern

As of September 30, 2004, we have incurred losses from inception totalling $ 4,471,063, have a working capital deficiency of $ 586,353, and do not currently have the financial resources to complete our business plan. The foregoing matters raise substantial doubt about our ability to continue as a going concern. See note 1 to the interim financial statements included in this report and "Liquidity And Capital Resources" below relating our plans to address our anticipated capital deficiency.,

Results of Operations

Operating Revenues

We had no revenues for our nine-month and three-month interim fiscal periods ended September 30, 2004 and September 30, 2003, respectively.

Operating Loss

We incurred an operating loss of $614,212 for our nine-month interim period ended September 30, 2004, as compared to $405,122 for the corresponding interim period in fiscal 2003, representing a $209,090 or 51.61% overall increase. For our three-month interim period ended September 30, 2004, we incurred an operating loss of $248,846, as compared to $109,867 for the corresponding interim period in fiscal 2003, representing an increase of $138,979 or 126.50%.

The 51.61% overall increase in our operating loss for our nine-month interim period ended September 30, 2004 over the corresponding interim period in fiscal 2003 was primarily attributable to a $159,714, or 75.142%, increase in administration and marketing expenses from $212,543 to $372,257; and a $49,376, or 25.64%, increase in research and development expenses from $192,579 to $241,955. The increase in administration expense for our nine-month interim period ended September 30, 2004 over the corresponding interim period in fiscal 2003 was primarily attributable to an increase in administration wages due to an increase in the size of our management team, increased office and premises expenses related to the setting up of our corporate head office and in marketing expenses primarily related to consulting expenses and in-house marketing staff. Research and development expense generally relates to the cost to develop, improve and test our burner systems and related components. These costs are incurred by way of a cost-plus contract with McSheahan Enterprises. The increase in research and development expense for our nine-month interim period ended September 30, 2004 over the corresponding interim period in fiscal 2003 was primarily attributable to additions to full-time staff by McSheahan Enterprises.

The 126.50% overall increase in our operating loss for our three-month interim period ended September 30, 2004 over the corresponding interim period in fiscal 2003 was primarily attributable to a $108,583, or 181.16%, increase in administration and marketing expenses from $59,938 to $168,521, and a $30,396, or 60.88%, increase in research & development expenses from $49,929 to $80,325. The increase in administration expense for our three-month interim period ended September 30, 2004 over the corresponding interim period in fiscal 2003 was primarily attributable to an increase in administration wages due to an increase in the size of our management team, increased office and premises expenses related to the setting up of our corporate head office and marketing expenses primarily related to consulting expenses and in-house marketing staff. The increase in research and development expense for our three-month interim period ended September 30, 2004 over the corresponding interim period in fiscal 2003 was primarily attributable to additions to full-time staff by McSheahan Enterprises.

Relationships And Transactions On Terms That Would Not Be Available From Clearly Independent Third Parties

During the nine-month interim period ended September 30, 2004, we did not enter into any transactions with any parties that are not clearly independent on terms that we believe were more favorable than that which might have been available from other clearly independent third parties.

Liquidity and Capital Resources

Sources of Cash

Our cash flow requirements from the beginning of fiscal 2002 through September 30, 2004 have been principally funded by the periodic conversion of short-term advances, wages, fees and other payables due to directors, shareholders, employees and other creditors into common shares, comprising a total of $1,651,562 of indebtedness converted into 6,512,584 common shares (2,170,761 post-consolidation shares).

Off-Balance Sheet Arrangements

There are no guarantees, commitments, lease and debt agreements or other agreements that could trigger adverse change in our credit rating, earnings, cash flows or stock price, including requirements to perform under standby agreements, other than the following: (1) a default in our obligations under a new lease for our executive office space pursuant to which we are obligated to pay approximately $3,500 (CDN $5,000) per month through May 30, 2007; (2) a default in our obligations under a the lease for our engineering and design facilities to which we are obligated to pay approximately $3,000 (CDN $4,000) per month, terminable upon thirty days' notice; (3) a default in our equipment lease contracts pursuant to which we are obligated to pay a total of $768.64 monthly for 36 months, $602.01 for the next three months and $356.78 for the next 27 months, and (4) contingent liabilities of Clean Energy Technologies in the amount of $38,313 as of September 30, 2004 arising from contracts previously entered into by Clean Energy either jointly with, or on behalf of, that company before its transfer in December 2001 by Clean Energy. These latter contingent liabilities are included as part of our liabilities relating to Clean Energy Technologies in our consolidated balance sheet.

Cash Position and ources and Uses of Cash

Our cash and cash equivalents position as of September 30, 2004 was $1,204, as compared to $160 as of December 31, 2003. The increase in our cash and cash equivalents position for the nine-month interim period ended September 30, 2004 was attributable to $426,646 in cash raised from financing activities, partially offset by $382,079 in cash used in operating activities and $43,523 used in investing activities.

Our operating activities used cash in the amount of $382,079 for the nine-month interim period ended September 30, 2004, as compared to $466,694 for the corresponding interim period in fiscal 2003. The $382,079 in cash used for the nine-month interim period ended September 30, 2004 reflected our net loss of $614,212 for that interim period, as decreased for non-cash deductions and a net increase in non-cash working capital balances. The $466,694 of cash used in operating activities for our nine-month interim period ended September 30, 2003 reflected our net loss of $405,122 for that period, as decreased for non-cash deductions and a net increase in non-cash working capital balances.

We used cash in the amount of $43,523 in investing activities for the nine-month interim period ended September 30, 2004, as compared to $0 for the corresponding interim period in fiscal 2003. The principal use of cash for the nine-month interim period ended September 30, 2004 was to purchase property and equipment, including assets under capital lease.

We realized cash in the amount of $426,646 from financing activities for the nine-month interim period ended September 30, 2004, as compared to $466,943 of cash realized for the corresponding interim period in fiscal 2003. The principal sources of cash for the nine-month interim period ended September 30, 2004 as well as for the corresponding interim period in 2003 was repayment of advances to an affiliated company, as well as advances from related parties.

Plan of Operation and Prospective Capital Requirements

Our overriding corporate focus is to ramp-up our marketing activities for our various products. Our ability to continue as a going concern will be dependent upon our entering into revenue producing contracts and raising additional working capital to fund our various projects, to ramp-up our sales and marketing activities, to conduct additional research and development activities through our contract with Clean Energy Research, and fully implement our longer-term business plan and marketing strategies. We anticipate that we will incur at least $1,000,000 in costs over the next twelve months to fund our projected minimal levels of operations, including $300,000 in general and administrative, $100,000 in sales and marketing, $480,000 in research and development costs, and $120,000 in capital expenditures. Our cost structure will be subject to significant change based upon any contracts we may enter into and/or additional capital we may raise. For example, the memorandum of understanding that Clean Energy and our joint venture with EnEco Industries, Ltd. have entered into to with Sistema Metropolitano de Procesamiento de Desechos Soildos, granting the joint venture a concession to construct and operate a 30 megawatt solid municipal waste-to-energy facility for the City of Monterrey, Mexico, will require the joint venture to raise an estimated $70 million to fund that project. Similarly, the memorandum of understanding that we have entered into with Pure Produce Greenhouses Canada, Inc. to establish a jointly-held corporation to construct two ranges of greenhouses at Killam, Alberta, will require that corporation to raise an estimated $5 million.

As of the date of this report, we have $1,204 in cash available to fund our costs and expenses. We have no current arrangements for obtaining the additional cash and working capital we may require. We will seek to raise cash to meet our operating requirements through the public or private sales of debt or equity securities, the procurement of advances on contracts or licenses, funding from joint-venture or strategic partners, debt financing or short-term loans, or a combination of the foregoing. We may also seek to satisfy indebtedness without any cash outlay through the private issuance of debt or equity securities. Our ability to raise monies has been negatively impacted in part by poor general economic conditions and enhanced risks associated in investing in development stage ventures. We cannot give you any assurance that we will be able to secure the additional cash or working capital we may require to continue our operations.

We anticipate that the employees and consultants currently engaged by the company will be able to handle most of our additional administrative, research and development, sales and marketing, and manufacturing requirements incurred during this period, and therefore do not anticipate that we will need to employ any significant number of additional employees or consultants. Our current facilities will also be adequate to conduct all of our operations, including manufacturing, during this period. If we experience significant demand, however, we will expand both our personnel and facilities accordingly.

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

Foreign Exchange

We recorded a $2,529 foreign currency translation loss for the nine-month interim period ended September 30, 2004 as an expense in consolidating our books for financial reporting purposes as the result of the fluctuation in United States-Canadian currency exchange rates during that period.

Currency Fluctuations

One market risk that affects our company relates to foreign currency fluctuations between United States and Canadian dollars. To the extent we maintain our accounts in Canadian funds or enter into transactions denominated in Canadian currency, our financial position could be adversely affected by United States-Canadian currency fluctuations. We have not previously engaged in activities to mitigate the effects of foreign currency fluctuations due to the absence of Canadian revenues to date, and we anticipate that the exchange rate between the United States and Canadian dollar will continue its relative stable pattern.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financials statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. For a description of those estimates, see note 2, Significant Accounting Policies, contained in the explanatory notes to our interim consolidated financial statements included with this report. On an ongoing basis, we evaluate our estimates, including those related to reserves, impairment of long-lived assets, value of our stock issued to consultants for services and estimates of costs to complete contracts. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates, including those for the above-described items, are reasonable.

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

We have incurred a cumulative operating loss in the amount of $4,471,063 from our inception through September 30, 2004. While we have introduced our products commercially to the markets, we have not entered into binding contracts for the sale of those products or generated sales revenues from those products. Our failure to generate meaningful revenues and ultimately profits from these products could force us to reduce or suspend our operations and ultimately go out of business.

We have no revenues to date and have accumulated losses since our inception. Our continued inability to generate revenues and profits could cause us to go out of business.

We have incurred a cumulative operating loss in the amount of $4,471,063 from our inception through September 30, 2004. While we have introduced our products commercially to the markets, we have not entered into binding contracts for the sale of those products or generated sales revenues from those products. Once we commence product sales, we nevertheless project that we will not be cash flow positive based solely on projected sales and service revenues less manufacturing, general and administrative, marketing expenses and other operating costs revenues for an indefinite period of time. We anticipate that we will continue to incur substantial operating losses for the foreseeable future, notwithstanding any anticipated revenues we may receive from product sales, due to the significant costs associated with the development and marketing of our products and services.

If we are unable to raise additional working capital, we will be unable to fully fund our operations and to otherwise execute our business plan, leading to the reduction or suspension of our operations and ultimately our going out of business.

We will need to raise cash and additional working capital to cover the continuing shortfall in our cash and working capital until such time as we become cash flow positive based solely on sales and service revenues less operating and other costs. We currently have $1,204 of cash on hand, and a working capital deficiency of $586,353 as of September 30, 2004, and anticipate that we will need to raise at least $1 million to fund our minimum projected operating and project costs over the next twelve months from the date of this report and to commence the implementation of our longer-term business plan and marketing strategies. We currently do not have any binding commitments for, or readily available sources of, additional financing. We will seek to raise additional cash and working capital through the public or private sales of debt or equity securities, the procurement of advances on contracts or licenses, funding from joint-venture or strategic partners, debt financing or short-term loans, or a combination of the foregoing. We will also seek to satisfy indebtedness without any cash outlay through the private issuance of debt or equity securities. We cannot give you any assurance that we will be able to secure any additional cash or working capital we may require to continue our operations.

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

We currently have no internal sales, marketing and distribution capabilities, and will rely extensively on third-party licensees, strategic partners or third party marketing and distribution companies to perform a significant part of those functions. As a consequence of that reliance, our ability to effectively market and distribute our products will be dependent in large part on the strength and financial condition of others, the expertise and relationships of those third-parties with customers, and the interest of those parties in selling and marketing our products. Prospective third-party licensees, strategic partners and marketing and distribution parties may also market and distribute the products of other companies. If our relationships with any third-party licensees, strategic partners or marketing and distribution partners were to terminate, we would need to either develop alternative relationships or develop our own internal sales and marketing forces to continue to sell our products. Even if we are able to develop our internal sales, marketing and distribution capabilities, these efforts would require significant cash and other resources that would be diverted from other uses, if available at all, and could cause delays or interruptions in our product supply to customers, which could result in the loss of significant sales or customers. We can give you no assurance that we will be successful in our efforts to engage licensees, strategic partners or third party marketing and distribution companies to meet our sales, marketing and distribution requirements.

We intend to rely upon the third-party manufacturers or suppliers to manufacture our heart monitoring products. Should these manufacturers fail to perform as expected, we will need to develop or procure other manufacturing sources, which would cause delays or interruptions in our product supply and result in the loss of significant sales or customers.

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

Our inability to protect our intellectual property rights could allow competitors to use our property rights and technologies in competition against our company, which would reduce our sales. In such an event we would not be able to grow as quickly as expected, and the loss of anticipated revenues will also reduce our ability to fully fund our operations and to otherwise execute our business plan.

We rely on a combination of patent, patent pending, copyright, trademark and trade secret laws, proprietary rights agreements and non-disclosure agreements to protect our intellectual properties. We cannot give you any assurance that these measures will prove to be effective in protecting our intellectual properties. We also cannot give you any assurance that our existing patents will not be invalidated, that any patents that we currently or prospectively apply for will be granted, or that any of these patents will ultimately provide significant commercial benefits. Further, competing companies may circumvent any patents that we may hold by developing products which closely emulate but do not infringe our patents. While we intend to seek patent protection for our products in selected foreign countries, those patents may not receive the same degree of protection as they would in the United States. We can give you no assurance that we will be able to successfully defend our patents and proprietary rights in any action we may file for patent infringement. Similarly, we can give you any assurance that we will not be required to defend against litigation involving the patents or proprietary rights of others, or that we will be able to obtain licenses for these rights. Legal and accounting costs relating to prosecuting or defending patent infringement litigation may be substantial.

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

As long as the trading price of our common shares is below $5 per share, the open-market trading of our common shares will be subject to the "penny stock" rules. The "penny stock" rules impose additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors, generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse. For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of securities and have received the purchaser's written consent to the transaction before the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the broker-dealer must deliver, before the transaction, a disclosure schedule prescribed by the SEC relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks. These additional burdens imposed on broker-dealers may restrict the ability or decrease the willingness of broker-dealers to sell the common shares, and may result in decreased liquidity for our common shares and increased transaction costs for sales and purchases of our common shares as compared to other securities.

Our common shares are sporadically or "thinly" traded, so you may be unable to sell at or near ask prices or at all if you need to sell your shares to raise money or otherwise desire to liquidate your shares

Our common shares have historically been sporadically or "thinly" traded on the OTCBB, meaning that the number of persons interested in purchasing our common shares at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven development stage company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without a material reduction in share price. We cannot give you any assurance that a broader or more active public trading market for our common shares will develop or be sustained, or that current trading levels will be sustained. Due to these conditions, we can give you no assurance that you will be able to sell your shares at or near ask prices or at all if you need money or otherwise desire to liquidate your shares.

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

We are entitled under our certificate of incorporation to issue up to 25,000,000 common shares and 2,000,000 "blank check" preferred shares. After taking into consideration our outstanding common and preferred shares as of July 28, 2004, we will be entitled to issue up to 16,923,316 additional common shares and 1,757,332 additional preferred shares. Our board may generally issue those common and preferred shares, or options or warrants to purchase those shares, without further approval by our shareholders based upon such factors as our board of directors may deem relevant at that time. Any preferred shares we may issues shall have such rights, preferences, privileges and restrictions as may be designated from time-to-time by our board, including preferential dividend rights, voting rights, conversion rights, redemption rights and liquidation provisions. It is likely that we will be required to issue a large amount of additional securities to raise capital to further our development and marketing plans. It is also likely that we will be required to issue a large amount of additional securities to directors, officers, employees and consultants as compensatory grants in connection with their services, both in the form of stand-alone grants or under our various stock plans. We cannot give you any assurance that we will not issue additional common or preferred shares, or options or warrants to purchase those shares, under circumstances we may deem appropriate at the time.

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

LEGAL PROCEEDINGS

As of the date of this report, there are no material pending legal or governmental proceedings relating to our company or properties to which we are a party, nor were any such legal or governmental proceedings which would have been material settled during the three-month interim period ended September 30, 2004.

CHANGES IN SECURITIES AND USE OF PROCEEDS

Modification Of Instruments Defining Rights Of Holders Of Class of Registered Securities

There was no material modification of any instruments defining the rights of holders of any class of our registered securities during the three-month interim period ended September 30, 2004.

Limitation Or Qualification Of Rights Of Class of Registered Securities By Issuance Or Modification Of Any Other Class Of Securities

There was no limitation or qualification of rights of any class of our registered securities as the result of the issuance or modification of any other class of our securities during the three-month interim period ended September 30, 2004.

Recent Sales of Unregistered Equity Securities

We did not sell any securities not registered under the Securities Act of 1933 during the three-month interim period ended September 30, 2004.

Use Of Proceeds Of Registered Offerings

Not Applicable

Repurchases Of Equity Securities

We did not repurchase any equity securities during the three-month interim period ended September 30, 2004.

DEFAULTS UPON SENIOR SECURITIES

No defaults upon senior securities occurred during the three-month interim period ended September 30, 2004.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote by the holders of our securities during the three-month interim period ended September 30, 2004.

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

EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

31.1 Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act *

31.2 Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act *

32.1 Certification of chief executive officer pursuant to Section 906 of the Sarbanes-Oxley Act *

32.2 Certification of chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act *

* Filed herewith

Reports on Form 8-K

During the three-month interim period ended September 30, 2004, we did not file any reports on form 8-K.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated at Vancouver, British Columbia, Canada, this 14th day of November, 2004.
CLEAN ENERGY COMBUSTION SYSTEMS, INC.
By:	/s/ R. Dirk Stinson
R. Dirk Stinson Chief Executive Officer and President (principal executive officer)
By:	/s/ Barry A. Sheahan
Barry A. Sheahan Chief Financial Officer (principal accounting and financial officer)